Form 10-Q
period 1996-09-30
TELCO COMMUNICATIONS GROUP INC
filed 1996-11-14
CIK 1013159

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number: 0-28668

          ---------------------------------------------------------------
                          TELCO COMMUNICATIONS GROUP, INC.
                (Exact name of registrant as specified in its charter)
         ---------------------------------------------------------------


            Virginia                                    54-1674283
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4219 Lafayette Center Drive, Chantilly, Virginia        20151-1209
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (703) 631-5600

     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---    ---

     The number of outstanding shares of the registrant's Common Stock, no par value, was 32,754,869 on October 31, 1996.


                               Exhibit Index on Page 16

                            TELCO COMMUNICATIONS GROUP, INC.

                                       FORM 10-Q

                         For the Quarter Ended September 30, 1996

                                   Table of Contents
                                   -----------------

                                                                    Page
                                                                   Number
PART I -  FINANCIAL INFORMATION                                    -------

 Item 1.    Financial Statements                                      3

            Consolidated Balance Sheets                               3
              as of September 30, 1996 and December 31, 1995

            Consolidated Statements of Income                         4
              for the three and nine months ended
              September 30, 1996 and 1995

            Consolidated Statement of Shareholders' Equity            5
              for the nine months ended September 30, 1996

            Consolidated Statements of Cash Flows                     6
              for the nine months ended September 30, 1996
              and 1995

            Notes to Consolidated Financial Statements                7

 Item 2.    Management's Discussion and Analysis of
              Financial Conditions and Results of Operations          9


PART II -  OTHER INFORMATION                                         14

PART I.    FINANCIAL INFORMATION

 ITEM 1.   Financial Statements

                TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                           December 31,      September 30,
                                           ------------      -------------
                                               1995              1996
                                               ----              ----
CURRENT ASSETS

   Cash and cash equivalents                   $937              $10,581
   Accounts receivable                       55,824               89,370
   Prepaid income taxes                         333                    -
   Deferred tax asset                           885                1,047
   Other                                      1,113                6,473
                                          -----------------------------------
     Total current assets                    59,092              107,471
                                          -----------------------------------

 PROPERTY, PLANT AND EQUIPMENT

   Leasehold Improvements                     1,148                1,830
   Network equipment                          4,534               32,783
   Office furniture and equipment             1,958                3,897
   Network equipment under capital lease     19,290                    -
   Network facilities under development       4,074                5,622
   Office equipment under capital lease           -                  178
   Accumulated depreciation                  (3,478)              (8,376)
                                           ----------------------------------
                                             27,526               35,934
                                           ----------------------------------
 OTHER ASSETS                                   506               45,126
                                           ----------------------------------
   Total Assets                             $87,124             $188,531
                                           ----------------------------------
                                           ----------------------------------

 LIABILITES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Capital lease obligation,                 $2,973                   $16
    current portion
   Excise taxes payable                       1,289                 3,080
   Accounts payable                          15,303                18,970
   Accrued network access and                 9,429                17,315
    transmission expense
   Other accrued expenses                     1,322                11,095
   Income taxes payable                           -                   954
   Payable to related parties                   414                     -
   Deposits payable                               -                   120
                                         ------------------------------------
    Total current liabilities                30,730                51,550
                                         ------------------------------------

LONG TERM LIABILITIES
   Deferred taxes                             1,353                 2,110
   Long term debt                            28,262                     -
   Capital leases obligations,               13,176                     -
     less current portion
                                         ------------------------------------
   Total long term liabilities               42,791                 2,110
                                         ------------------------------------

MINORITY INTEREST                             1,183                     -
                                         ------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock
    (no par value; 150,000,000 shares
     authorized 32,754,869 shares
     outstanding)                                896             108,711
   Additional paid in capital-
    accumulated deficit remaining
    upon termination of S-corporation
    election                                  (1,247)             (1,247)
   Unrealized gain on securities                   -                   4
    available for sale
   Retained earnings                          12,771              27,403
                                         ------------------------------------
   Total Shareholders' equity                 12,420             134,871
                                         ------------------------------------
   Total Liabilities and                     $87,124            $188,531
    Shareholders' equity                 ------------------------------------
                                         ------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                   Three months               Nine months
                                ended September 30,        ended September 30,
                             ------------------------    ----------------------
                                1995       1996            1995       1996
                                ----       ----            ----       ----
Revenues, net                 $58,341     $113,768       $150,936   $309,774

Cost of services               36,338       67,729         92,833    183,260
                             ----------  -----------    ----------  ----------
Gross margin                   22,003       46,039        58,103     126,514
                             ----------  -----------    ----------  ----------
Operating expenses:
  Selling, general             13,117       32,512        34,994      91,915
   and administrative
  Depreciation and                997        2,200         1,989       5,505
   amortization              ----------  -----------    ----------  ----------
  Total operating expenses     14,114       34,712        36,983      97,420
                             ----------  -----------    ----------  ----------

Operating income                7,889       11,327        21,120      29,094
                             ----------  -----------    ----------  ----------

Interest expense                  783        1,153         1,917       3,341
Other income                     (19)          374          (12)         491
Income taxes                    2,760        4,247         7,473      10,923

Minority interest                 560          135           678         689
                             ----------  -----------    ----------  ----------

Net income                     $3,767       $6,166       $11,040     $14,632
                             ----------  -----------    ----------  ----------
                             ----------  -----------    ----------  ----------

Net income per share            $0.13        $0.20         $0.39       $0.50
                             ----------  -----------    ----------  ----------
                             ----------  -----------    ----------  ----------

Weighted average number
of shares outstanding          28,290       31,274        28,280      29,321
                             ----------  -----------    ----------  ----------
                             ----------  -----------    ----------  ----------

          See accompanying notes to Consolidated Financial Statements.

                TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (For the nine months ended September 30, 1996
                     and the year ended December 31, 1995)
                                 (in thousands)


                             Accumulated Deficit
                                Remaining Upon      Unrealized Gain
                   Common       Termination of       on Securities    Retained
                   Stock    S-Corporation Election   Held for Sale    Earnings

BALANCE DECEMBER
  31, 1994           $896          ($1,247)                   -        $2,006


Net income              -                -                    -        10,765
                  -------------------------------------------------------------

BALANCE DECEMBER
  31, 1995            896           (1,247)                   -        12,771

Issuance of
 common shares     59,964                -                    -             -
Loans to option
 holders            (584)                -                    -             -
Purchase of
 subsidiary        47,725                -                    -             -
Proceeds from
 exercise of
 options              710                -                    -             -
Change in
 unrealized gain
 on securities
 available for
 sale                   -                -                    4             -
Net income              -                -                    -        14,632
                 --------------------------------------------------------------
BALANCE SEPTEMBER
  30, 1996       $108,711          ($1,247)                  $4       $27,403
                 --------------------------------------------------------------
                 --------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                      For the nine months ending September 30,
                                             1995                1996
                                             ----                ----

Cash Flows From Operations:
Net income                                   $11,040             $14,632


Adjustments to reconcile net
income to net cash from
(used for) operating activities:
  Depreciation and amortization                1,989               5,505
  Minority interest                              678               1,872
  Deferred income taxes                         (176)                595
Changes in current assets and
liabilities:
  Trade accounts receivable                  (23,483)            (33,546)
  Prepaid and other assets                       535              (5,797)
  Accounts payable                            10,900               5,044
  Accrued expenses                               515              17,659
  Income taxes payable                            25                 954
  Other liabilities                                -                 120
                                    -------------------------------------------
  Net cash from operating
  activities                                   2,023               7,038
                                    -------------------------------------------

Cash Flows From (Used For)
Investing Activities:
Equipment purchases                          (10,775)             (9,060)
                                    -------------------------------------------

  Net cash used for
  investing activities                       (10,775)             (9,060)
                                    -------------------------------------------

Cash Flows From (Used For)
 Financing Activities:
Proceeds from long term borrowing             24,689                   -
Payments on line of credit                   (15,367)            (28,262)
Payments on capital leases                    (1,005)            (20,161)
Proceeds from short term debt                    310                   -
Proceeds from sale of stock                        -              59,964
Proceeds from exercise of options                  -                 125
                                    -------------------------------------------

  Net cash from
  financing activities                         8,627              11,666
                                    -------------------------------------------

Increase (decrease) in cash                     (125)              9,644

Cash, beginning of the period                    475                 937
                                    -------------------------------------------
Cash, end of the period                         $350             $10,581
                                    -------------------------------------------
                                    -------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                        TELCO COMMUNICATIONS GROUP, INC.

                   Notes to Consolidated Financial Statements



NOTE 1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
---------------------------------------------------------------

     The interim consolidated financial statements included herein have been prepared by Telco Communications Group, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. All adjustments are of a normal recurring nature. Certain information footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-05857), as filed with the SEC in June 1996 (as amended) (the "Registration Statement").

     The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.     INITIAL PUBLIC OFFERING
-----------------------------------

     On August 9, 1996,  a total of  6,325,000  shares of the  Company's  common stock, no par value (the "Common Shares"), were sold in an initial public offering ("IPO") at $14 per share. Stockholders sold 1,644,000 Common Shares and 4,681,000 were sold by the Company which resulted in net proceeds of approximately $60.0 million after deducting the expenses of the offering.


NOTE 3.     STATEMENT OF CASH FLOWS
-----------------------------------

     Cash payments and non-cash activities during the nine month periods indicated were as follows:
                                        1995                    1996
                                        ----                    ----

Cash payments for income taxes      $   7,206,720           $  9,183,459
Cash payments for interest          $   1,916,853           $  3,324,870

Non cash investing and financing
 activities:

Assets acquired in connection
 with acquisitions                                          $ 18,543,864
Liabilities assumed in connection
 with acquisitions                                          $ 16,457,389
Capital lease obligations
 incurred                     $ 10,044,800                  $  4,028,469
Conversion of short term
 debt to equity               $    250,000



NOTE 4.     OPTION EXERCISE
---------------------------

     In August, 1996 an option holder exercised options for 169,575 Common Shares. The Company received a note for the option price of $298,450.



NOTE 5.     ACQUISITION
-----------------------

     Concurrent with the IPO the Company purchased 100% of Tel Labs, Inc. ("Tel Labs"), a telecommunications billing company. The shareholders of Tel Labs received 593,334 of the Company's Common Shares. Tel Labs shareholders included Henry G. Luken, III, the Company's current Chairman of the Board, Bryan K. Rachlin, the Company's current Chief Operating Officer and General Counsel, and two employees of Tel Labs.

NOTE 6.     SHAREHOLDERS' EQUITY
--------------------------------

     The Company has stock option plans under which options to purchase Common Shares may be granted to directors and key employees. Concurrent with the IPO, the Company granted options to purchase 618,500 Common Shares. The Company also issued options totaling 10,000 Common Shares between August 9 and September 30 and proposed to issue other options totaling 110,000 Common Shares subject to the final approval of the Compensation Committee of the Board of Directors. The option price for all options granted was the fair market value of the Common Shares on the date of grant.


NOTE 7.     INVESTMENTS IN MARKETABLE SECURITIES
------------------------------------------------

     The Company classifies its marketable securities that have readily determinable fair values as available for sale. These securities are reported at fair value, and unrealized gains and losses are reported in shareholders' equity, net of tax.


NOTE 8.     STOCK SPLIT
-----------------------

     On June 12, 1996, the shareholders and directors executed a joint consent in lieu of a meeting. That joint consent provided that effective immediately prior to the completion of the Company's IPO, the Company declared a 425 to 1 stock split to shareholders of record on that date (August 9, 1996). Per share amounts in the accompanying financial statements and footnotes have been adjusted for the split.

ITEM 2.       Management's Discussion and Analysis of  Financial
              Condition and Results of Operations

FORWARD LOOKING INFORMATION

     Statements in this report concerning future results, performance, achievements, expectations or trends, if any, are forward-looking statements. Actual results, performance, achievements, events or trends could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described below and those identified by the Company in the Registration Statement.

INTRODUCTION

     Telco Communications Group, Inc. ("Telco" or "the Company") is a rapidly growing switch-based provider of domestic and international long distance telecommunication services primarily to residential customers in the United States. Substantially all of the Company's customers access its network by dialing a unique CIC Code before dialing the number they are calling. Using a CIC Code to access the Company's network is known as "dial around" or "casual calling" because customers can use the Company's services at any time without changing their existing long distance carrier. The Company markets its long distance services under two brands, each with a unique CIC Code: Dial & Save (CIC Code 10457) and the Long Distance Wholesale Club ("LDWC") (CIC Code 10297), and prices its services at a discount to the basic "1 plus" rates offered by the three major long distance carriers: AT&T, MCI and Sprint. During September 1996, the Company provided long distance services to approximately 2.7 million customers (switched access lines) in 38 states and the District of Columbia. The Company plans to expand its marketing efforts in these states and to offer service in 10 additional western states during the remainder of 1996.

     Although dial around has been in existence since the mid-1980s, only recently have companies such as Telco aggressively pursued this market opportunity. The Company markets its services primarily through direct mail and inbound telesales and marketing, and believes that this marketing strategy enables the Company to attract residential customers in a cost effective manner. Because dial around customers are not required to cancel or change their presubscribed long distance carrier, the Company believes that aggressive "win-back" and other customer acquisition programs prevalent in the residential long distance market have a limited impact on the Company's business.

     The Company bills its casual calling customers through local exchange carrier ("LEC") billing and collection agreements which enable the Company to place its charges on the monthly local phone bills of its casual calling customers. The Company has agreements with LECs, including all of the Regional Bell-Operating Companies, that cover approximately 96% of the switched access lines in the United States. The Company believes that these billing arrangements are the most effective mechanism for billing the Company's residential customers, because of the convenience to its customers of receiving one bill for both local and long distance service and the benefits derived from the LECs' extensive collections infrastructure. The Company's billing information systems and services are provided by Tel Labs, Inc. ("Tel Labs"), a telecommunications billing company started in 1991 by Telco's Chairman of the Board.

     To increase its volume of call traffic, Telco has begun to sell its daytime capacity on a wholesale basis to other long distance carriers and in addition has created a Commercial Sales Division to target business and carrier customers. Because the Company's existing customer base is primarily residential, the majority of calls are handled during off-peak evening and weekend periods. As of September 30, 1996, the Commercial Sales Division had opened 19 sales offices and employed approximately 176 sales personnel.

     The Company's switch-based network currently consists of six DSC DEX 600S, 600 and 600E switches located in Washington, D.C.; Fort Lauderdale, Florida; Davenport, Iowa: Chattanooga, Tennessee; and Austin, Texas and one DEX 600E switch which recently became operational in Las Vegas, Nevada. Additionally, the Company has made a commitment to install a DEX 600E switch in the New York City metropolitan area during the first quarter of 1997.

     In August 1996, a total of 6,325,000 shares of the Company's common stock ("Common Shares") were sold in an initial public offering ("IPO") at $14 per share. Existing stockholders sold 1,644,000 Common Shares, and 4,681,000 Common Shares were sold by the Company which resulted in net proceeds of approximately $60.0 million, after deducting the expenses of the offering. Concurrent with the offering, the Company acquired Tel Labs in exchange for 593,334 Common Shares of the Company. Tel Labs was owned by Henry G. Luken, III, the Company's Chairman of the Board, Bryan K. Rachlin, the Company's Chief Operating Officer and General Counsel, and two employees of Tel Labs.

     Prior to April 1, 1996, LDWC was a 55.6%-owned subsidiary of the Company; the remaining 44.4% was held by Thomas J. Cirrito, President of the Consumer Division and a director of the Company, and two of his children. On April 1, 1996, the Company agreed to acquire the remaining 44.4% interest in LDWC in exchange for the issuance of 5,102,125 Common Shares of the Company. In connection with the transaction, options issued pursuant to the LDWC stock option plan were converted into options to purchase 291,842 Common Shares under the Company's Stock Option Plan.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1995

     Revenues. Revenues increased 95%, or $55.5 million, from $58.3 million for the three months ended September 30, 1995 to $113.8 million for the three months ended September 30, 1996. The increase in revenue was due to an increase in billed customer minutes which resulted from both the Company's Consumer and Commercial Sales Division(s). Revenues for the Consumer Division for the three months ended September 30, 1996 were $107.6 million, an increase of $53.8 million, or 100%, versus $53.8 million for the three months ended September 30, 1995. Consumer Division growth, primarily attributable to dial around revenues, was largely the result of a significant increase in the amount of mail marketing sent by the Company during the nine months ended September 30, 1996. During the three months ended September 30, 1996, the Company entered eight new states with the LDWC brand and one new state with the Dial & Save brand. The Commercial Sales Division generated revenues of $5.9 million for the three months ended September 30, 1996, which includes both direct and dealer revenue as well as wholesale carrier revenue. Prior to the formation of the Commercial Sales Division, the Company generated wholesale carrier revenues which totaled $3.9 million for the three months ended June 30, 1996. The Company generated $4.5 million in wholesale carrier revenue during the three months ended September 30, 1995. Also included in revenues for the three months ended September 30, 1996 was $0.3 million from Tel Labs, acquired concurrent with the completion of the Company's IPO in August 1996.

     Overall, billed minutes of use ("MOUs") increased 104% from 379.2 million for the three months ended September 30, 1995 to 771.8 million for the three months ended September 30, 1996. The Company's revenue per MOU was $0.147 for the three months ended September 30, 1996, a decrease from $0.154 for the three months ended September 30, 1995. The Company's offsets to revenues increased during the three months ended September 30, 1996 compared to the three months ended September 30, 1995 both as a percentage of revenue and in the aggregate due to increased billed customer minutes and increases in revenue allowances, principally due to increases in revenues in geographic areas where LECs require a higher holdback percentage.

     Cost of Services. Cost of services increased 87%, or $31.4 million, from $36.3 million for the three months ended September 30, 1995 to $67.7 million for the three months ended September 30, 1996. Approximately $32.3 of the cost of services increase was due to the recurring costs related to increased MOUs, and $0.1 million of the increase was the result of the inclusion of Tel Labs' cost services, both of which were offset by a $1.0 million reduction in installation expenses. The 104% quarterly increase in MOUs was offset by a reduction in the cost of services per MOU from $0.096 for the three months ended September 30, 1995 to $0.088 for the three months ended September 30, 1996 which was largely the result of an increased percentage of on-net traffic and other network efficiencies. As a percentage of revenues, cost of services decreased from 62.3% for the three months ended September 30, 1995 to 59.5% for the three months ended September 30, 1996.

     Selling,   General  and  Administrative  Expense.   Selling,   general  and
administrative expense increased 148%, or $19.4 million from $13.1 million for the three months ended September 30, 1995 to $32.5 million for the three months ended September 30, 1996. Approximately $7.7 million of this increase was attributable to an increase in Consumer Division marketing expenses as the Company increased by approximately 279% the number of mail pieces sent. During the three months ended September 30, 1996, the Commercial Sales Division spent approximately $4.1 million in direct selling, general and administrative expenses. The remaining increases of approximately $7.6 million for the three months ended September 30, 1996 consisted of increased expenses associated with LEC billing, customer service, data processing and general corporate overhead costs. As a percentage of revenues, selling, general and administrative expenses increased from 22.5% for the three months ended September 30, 1995 to 28.6% for the three months ended September 30, 1996.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.2 million from $1.0 million for the three months ended September 30, 1995 to $2.2 million for the three months ended September 30, 1996. Depreciation expense increases were primarily related to the expansion of the Company's switch network and goodwill amortization expense increases were associated with the acquisition of the remaining 44.4% of the LDWC and the acquisition of Tel Labs.

     Interest Expense. Interest expense increased $0.4 million from $0.8 million for the three months ended September 30, 1995 to $1.2 million for the three months ended September 30, 1996. This increase was due to approximately $0.4 million in penalties and interest relating to the early prepayment of capital leases. The Company used the proceeds of the recently-completed IPO to repay substantially all of its indebtedness including the credit facility and capital leases.

     Net income. Net income increased $2.4 million from $3.8 million for the three months ended September 30, 1995 to $6.2 million for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER  30, 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1995

     Revenues. Revenues increased 105%, or $158.9 million from $150.9 million for the three months ended September 30, 1995 to $309.8 million for the nine months ended September 30, 1996. The increase in revenue was due to an increase in billed customer minutes which resulted from both the Company's Consumer and Commercial Sales Division(s). Revenues for the Consumer Division for the nine months ended September 30, 1996 were $296.8 million, an increase of $152.1 million, or 105% versus $144.7 million for the nine months ended September 30, 1995. Consumer Division growth, primarily attributable to dial around revenues, was largely the result of a significant increase in the amount of mail marketing sent by the Company during the nine months ended September 30, 1996. During the nine months ended September 30, 1996, the Company entered 17 new states with the LDWC brand and 13 new states with the Dial & Save brand. The Commercial Sales Division generated revenues of $5.9 million for the three months ended September 30, 1996, which includes both direct and dealer revenue as well as wholesale carrier revenue. Prior to the formation of the Commercial Sales Division, the Company generated wholesale carrier revenues which totaled $6.8 million for the six months ended June 30, 1996. The Company generated $6.2 million in wholesale carrier revenue for the nine months ended September 30, 1995. Also included in revenues for the nine months ended September 30, 1996 was $0.3 million from Tel Labs, acquired commensurate with the completion of the Company's IPO in August 1996.

     Overall, billed minutes of use ("MOUs") increased 121% from 964.0 million for the nine months ended September 30, 1995 to 2,128.1 million for the nine months ended September 30, 1996. The Company's revenue per MOU was $0.146 for the nine months ended September 30, 1996, a decrease from $0.157 for the nine months ended September 30, 1995. The Company's offsets to revenues increased during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 both as a percentage of revenue and in the aggregate due to increased billed customer minutes and increases in revenue allowances, principally due to increases in revenues in geographic areas where LECs require a higher holdback percentage.

     Cost of Services. Cost of services increased 98%, or $90.5 million, from $92.8 million for the nine months ended September 30, 1995 to $183.3 million for the nine months ended September 30,1996, of which approximately $89.6 million was due to the recurring costs related to increased MOUs. The 121% increase in MOUs for the nine months ended September 30, 1996 was offset by a reduction in the cost of services per MOU from $0.096 for the nine months ended September 30, 1995 to $0.086 for the nine months ended September 30, 1996 which was largely the result of increased percentage of on-net traffic and other network efficiencies. The installation expense component of cost of services increased $0.8 million from $2.4 million for the nine months ended September 30, 1995 to $3.2 million for the nine months ended September 30, 1996. The Tel Labs cost of services since the acquisition date included for the nine months ended September 30, 1996 was approximately $0.1 million. As a percentage of revenues, cost of services decreased from 61.5% for the nine months ended September 30, 1995 to 59.2% for the nine months ended September 30, 1996.

     Selling,   General  and  Administrative  Expense.   Selling,   general  and
administrative expense increased 163%, or $56.9 million from $35.0 million for the nine months ended September 30, 1995 to $91.9 million for the nine months ended September 30, 1996. Approximately $28.2 million of this increase was attributable to an increase in Consumer Division marketing expenses as the Company increased by approximately 178% the number of mail pieces sent. Increases of approximately $23.7 million for the nine months ended September 30, 1996 were increased expenses associated with LEC billing, customer service, data processing and general corporate overhead costs. The Commercial Sales Division which was started in May 1996 had direct selling, general and administrative expenses of approximately $5.0 million for the nine months ending September 30, 1996. As a percentage of revenues, selling, general and administrative expenses increased from 23.2% for the nine months ended September 30, 1995 to 29.7% for the nine months ended September 30, 1996.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.5 million from $2.0 million for the nine months ended September 30, 1995 to $5.5 million for the nine months ended September 30, 1996. Depreciation expense increases were primarily related to the expansion of the Company's switch network and goodwill amortization expense increases were associated with the acquisition of the remaining 44.4% of the LDWC and the acquisition of Tel Labs.

     Interest Expense. Interest expense increased $1.4 million from $1.9 million for the nine months ended September 30, 1995 to $3.3 million for the nine months ended September 30, 1996. Approximately $1.0 million of this increase was due to interest expense associated with borrowings under the credit facility primarily to fund working capital and increases in capital leases as a result of the expansion of the Company's switch network. Approximately $0.4 million of this increase was due to interest and penalties associated with the Company's prepayment of capital leases.

     Net income. Net income increased $3.6 million from $11.0 million for the nine months ended September 30, 1995 to $14.6 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company conducts its operations through its direct and indirect wholly owned subsidiaries. There are no restrictions on the movement of cash within the consolidated group and the Company's discussion of its liquidity is based on the consolidated group. The Company measures its liquidity based on cash flow as reported in its Consolidated Statements of Cash Flows.

     On  August 9, 1996 the  Company  sold  4,681,000  Common  Shares  (of which
825,000  shares  were  sold  on  August  26,  1996  in   conjunction   with  the
underwriters' exercise of the over-allotment option) in its IPO. The net proceeds to the Company (after expenses) of approximately $60.0 million were used to repay existing indebtedness, including capital lease obligations and the outstanding balance on the Company's existing credit facility. The remaining proceeds coupled with the Company's cash and borrowing capacity under the credit facility will be used to fund working capital, capital expenditures and for general corporate purposes.

     Since commencing operations in 1993, the Company has experienced rapid growth which has required substantial investments in working capital, capital expenditures and mail marketing expenses. Additionally, the formation of the Commercial Sales Division is expected to reduce the Company's consolidated net income at least through 1997. The Company maintains a credit facility for borrowings up to $65 million. Such borrowings are subject to a limitation of 85% of eligible accounts receivable and bear interest at LIBOR plus 2%, or at the option of the Company, at the federal funds rate plus 0.5%, provided that borrowings over $60 million bear interest at the higher of the prime rate or the federal funds rate plus 0.5%.

     Net cash from operating activities increased $5.0 million from $2.0 million for the nine months ended September 30, 1995 to $7.0 million for the nine months ended September 30, 1996. The increase was largely the result of increases in working capital accounts as a result of continued revenue growth offset by increases in net income and depreciation and amortization expense. Net cash used for investing activities decreased $1.7 million from $10.8 million for the nine months ended September 30, 1995 to $9.1 million for the nine months ended September 30, 1996. The reduction is largely the result of decreased spending on the deployment of the Company's national switch-based transmission network. Net cash from financing activities increased $3.1 million from $8.6 million for the nine months ended September 30, 1995 to $11.7 million for the nine months ended September 30, 1996. This increase was the result of the receipt of proceeds from the IPO offset by the use of proceeds from the IPO to reduce the debt outstanding under Company's credit facility and capital lease obligations.

PART II. OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS

               All matters discussed in the Registration Statement are hereby incorporated by reference. The reader is directed to read the entire Registration Statement, but with regard to this item the reader should read: Litigation.

    ITEM 2.    CHANGES IN SECURITIES

               All matters discussed in the Registration Statement are hereby incorporated by reference. The reader is directed to read the entire Registration Statement, but with regard to this item the reader should read: Shares Eligible for Future Sale, The Reorganization, Stock Option Grants, Option Exercises and Holdings, Amended and Restated 1994 Stock Option Plan, Certain Transactions, and Description of Capital Stock.


    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               All matters discussed in the Registration Statement are hereby incorporated by reference.


    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               A.   Exhibits

                    See Exhibit Index on page 16.

               B.   Reports on Form 8-K

                    None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, State of Virginia, on November 13, 1996.

                                Telco Communications Group, Inc.


                                By: /s/ Donald A. Burns
                                ------------------------------------
                                Donald A. Burns, President &
                                Chief Executive Officer


                                By: /s/ Nicholas A. Merrick
                                ------------------------------------
                                Nicholas A. Merrick, Chief Financial
                                Officer


                                By: /s/ Janet D. Anastasi
                                ------------------------------------
                                Janet D. Anastasi, Vice President &
                                Corporate Controller

                        TELCO COMMUNICATIONS GROUP, INC.

                                  EXHIBIT INDEX


Exhibit
No.       Description
-------   -------------

3.1 Articles of Incorporation: Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registration
          Statement (Registration No. 333-05857).

3.2       Bylaws: Amended and  Restated  Bylaws of the
          Registrant incorporated by reference to Exhibit
          3.2 to the Registration Statement (Registration
          No. 333-05857).

11.1      Computation of Earnings Per Common and Common
          Equivalent Share

27.1      Financial Data Schedule

99.1      Press Release Dated October 29, 1996