Form 10-K
period 1996-12-31
TELCO COMMUNICATIONS GROUP INC
filed 1997-03-31
CIK 1013159

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _________

                       Commission file number: 0-28668
       _______________________________________________________________
                      TELCO COMMUNICATIONS GROUP, INC.
          Exact name of registrant as specified in its charter)
       ______________________________________________________________

         Virginia                                   54-1674283
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

4219 Lafayette Center Drive, Chantilly, Virginia    20151-1209
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (703) 631-5600

Securities Registered Pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
  Title of each class                    which registered
        None

         Securities Registered Pursuant to Section 12(g) of the Act:
                       Common Stock, no par value

     Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1997 was approximately $166,839,689 (based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market on such date.) The number of shares outstanding of the Registrant's Common Stock, as of the close of business on March 18, 1997 was 33,062,662 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II and IV hereof, as specifically set forth in Parts II and IV.

     (2) Portions of the Registrant's definitive Proxy Statement filed in connection with its Annual Meeting of Shareholders to be held May 15, 1997, are incorporated by reference in Part III, as specifically set forth in Part III.


                             Exhibit Index on Page 30

                        TELCO COMMUNICATIONS GROUP, INC.

                                   Form 10-K

                       For the fiscal year ended December 31, 1996

                                 Table of Contents

Part I                                                             Page

Item 1.  Business                                                     4
Item 2.  Properties                                                  21
Item 3.  Legal Proceedings                                           22
Item 4.  Submission of Matters to a Vote of Security Holders         23

         Executive Officers of the Registrant                        24

Part II

Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters                               26
Item 6.  Selected Financial Data                                     27
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       27
Item 8.  Financial Statements and Supplementary Data                 27
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                    28

Part III

Item 10. Directors and Executive Officers of the Registrant          28
Item 11. Executive Compensation                                      28
Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                            28
Item 13. Certain Relationships and Related Transactions              28


Part IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                        29

Index to Exhibits                                                    30

Signatures                                                           35

                                      PART I

Item 1.   Business

     Telco Communications Group, Inc., a Virginia corporation formed in 1993, and its wholly owned subsidiaries (collectively "Telco" or "the Company") is a rapidly growing switch-based provider of domestic and international long distance telecommunication services primarily to residential customers in the United States. Substantially all of the Company's customers access its network by dialing a unique carrier identification code ("CIC Code") before dialing the number they are calling. Using a CIC Code to access the Company's network is known as "dial around" or "casual calling" because customers can use the Company's services at any time without changing their existing long distance carrier. The Company markets its residential long distance services through marketing subsidiaries under two brands, each with a unique CIC Code: Dial & Save (CIC Code 10457) and the Long Distance Wholesale Club ("LDWC") (CIC Code 10297), and prices its services at a discount to the basic "1 plus" rates offered by the three major long distance carriers: AT&T, MCI and Sprint. During December 1996, the Company provided long distance services to approximately 2.6 million customers (switched access lines) in 48 states and the District of Columbia. All dial around operations are conducted through marketing subsidiaries that are referred to collectively as the Consumer Division.

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

     The Company bills its dial around customers through local exchange carrier ("LEC") billing and collection agreements which enable the Company to place its charges on the monthly local phone bills of its dial around customers. The Company has agreements with LECs, including all of the Regional Bell Operating Companies ("RBOCs"), that cover substantially all of the switched access lines in the United States. The Company believes that these billing arrangements are the most effective mechanism for billing the Company's residential customers, because of the convenience to its customers of receiving one bill for both local and long distance service and the benefits derived from the LECs' extensive collections infrastructure. The Company's billing information systems and services are provided by Tel Labs, Inc. ("Tel Labs"), a wholly owned telecommunications billing company started in 1991 by Telco's Chairman of the Board.

     Since the Company's existing customer base is primarily residential, the majority of calls are handled during off-peak evening and weekend periods. In order to increase its volume of call traffic, Telco has begun to sell its daytime capacity on a wholesale basis to other long distance carriers and in addition has created a Commercial Sales Division ("CSD") to target business and carrier customers. As of December 31, 1996, CSD had opened 22 sales offices and employed approximately 220 sales personnel. For the fourth quarter of 1996, CSD's revenues were $9.3 million, or approximately 7.8% of the Company's consolidated revenues.

     The Company's switch-based network currently consists of six DSC DEX 600S, 600 and 600E switches located in Washington, D.C.; Fort Lauderdale, Florida; Davenport, Iowa; Chattanooga, Tennessee; Austin, Texas and Las Vegas, Nevada. Additionally, the Company is installing a DEX 600E switch in the New York City metropolitan area which is expected to be made operational during the first half of 1997 and has taken receipt of an eighth switch to be installed later in 1997 in a yet undetermined location.

     In August 1996, a total of 6,325,000 shares of the Company's common stock ("Common Shares") were sold in an initial public offering ("IPO") at $14 per share. Existing stockholders sold 1,644,000 Common Shares, and 4,681,000 Common Shares were sold by the Company which resulted in net proceeds to the Company of approximately $60.0 million, after deducting the expenses of the offering. Concurrent with the IPO, the Company acquired Tel Labs in exchange for 593,334 Common Shares. Tel Labs was owned by Henry G. Luken, III, the Company's Chairman of the Board, Bryan K. Rachlin, the Company's Chief Operating Officer and General Counsel and two employees of Tel Labs.

     Prior to April 1, 1996, LDWC was a 55.6%-owned subsidiary of the Company; the remaining 44.4% was held by Thomas J. Cirrito, President of the Consumer Division and a director of the Company, and two of his children. On April 1, 1996, the Company agreed to acquire the remaining 44.4% interest in LDWC in exchange for the issuance of 5,102,125 Common Shares. In connection with the transaction, options issued pursuant to the LDWC stock option plan were converted into options to purchase 291,842 Common Shares under the Company's Amended and Restated 1994 Stock Option Plan.

INDUSTRY OVERVIEW

     The U.S. long distance market is dominated by the nation's three largest long distance carriers, AT&T, MCI and Sprint, which, according to a recent report issued by the Federal Communications Commission (the "FCC"), together accounted for approximately 81% of the $72 billion in aggregate revenues generated by all U.S. long distance carriers in 1995. Other long distance carriers, some with national transmission and marketing capabilities, accounted for the remainder of the market. The three largest long distance providers and certain other carriers own transmission and switching facilities, and are therefore sometimes referred to as facilities-based carriers. Non-facilities-based carriers lease transmission lines from facilities-based carriers and are either switch-based carriers, like the Company, or switchless resellers which rely on third-party carriers for all aspects of call transmission.

     The structure of the telecommunications industry since 1984 has been shaped largely by the AT&T divestiture decree, which required the divestiture by AT&T of its Bell Operating Companies ("BOCs") and divided the country into 201 local access and transport areas ("LATA") (the "AT&T Divestiture Decree"). The 22 Bell operating companies were combined into seven RBOCs and were permitted to provide local telephone service, local access service to long distance carriers and long distance ("intraLATA") service within the LATAs. However, the Bell operating companies were prohibited from providing long distance service, or service between LATAs ("interLATA"). To encourage competition in the long distance market, the AT&T Divestiture Decree and certain regulations of the FCC require most LECs to provide carriers with access to local exchange service that is equal in type, quality and prices to that provided to AT&T and with the opportunity to be selected by customers as a preferred long distance service provider ("equal access").

     For each long distance call, the originating and terminating LECs charge an access fee to the long distance carrier. The long distance carrier charges its customers a fee for its transmission of the call, a portion of which covers the cost of the access fees charged by the LECs. Access charges represent a significant portion of the Company's cost of services and, generally, such access charges are regulated by the FCC. The FCC has commenced a preceeding to reform the rules governing interstate access charges which is designed to foster a more efficient pricing of access, competition for access services, and to reflect the development of local services prompted by the 1996 Telecommunications Act.

     Thus, judicial, legislative and regulatory factors have helped to create a foundation for smaller companies, such as the Company, to emerge as competitive alternatives to the larger facilities-based carriers for long distance services. Equal access, combined with the FCC's policy mandating that carriers not unreasonably restrict resale of their services, allows resellers such as the Company to lease transmission facilities from facilities-based long distance carriers and to offer consumers long distance telecommunications services having the same quality and convenience as those of the facilities-based carriers.

     For policy reasons, equal access was fully implemented for interLATA long distance service only. For intraLATA long distance service, a modified form of equal access was adopted, which enables customers to reach a preferred carrier (other than the customers LEC) on a call-by-call basis by dialing a CIC Code. Where equal access is available, a customer can reach the preferred carrier by dialing an access code, such as 10XXX, or 950-OXXX (or on a toll-free basis), where XXX is the CIC. The use of access codes to reach a preferred long distance carrier has recently gained significant exposure and customer acceptance, as evidenced by marketing campaigns of the larger facilities-based carriers, such as AT&T's "1-800-CALLATT" and MCI's "1-800-COLLECT".

     In view of anticipated exhaustion of CIC Codes, in April 1994 the FCC initiated a proceeding on the issue and concluded that the expansion of CIC Codes is important because it increases access to the public switched telephone network by both end users and carriers. The FCC tentatively proposed to expand codes from 10XXX to a 101XXXX format, with a transition period of six years, during which both formats could be utilized. Under the FCC's proposal, after expiration of the transition period only the 101XXXX codes will be utilized. The FCC has not yet acted upon its proposal to finally determine the length of the transition period. On April 30, 1996, the FCC released a Public Notice in which it requested additional public comment on the issue of the appropriate length of the transition period. Comments were required to be filed with the FCC by May 21, 1996. It is not known when the FCC will take final action in this proceeding. However, all of the 10XXX CIC Codes have been allocated. Since March 31, 1995, Bell Communications Research, Inc., the administrator of the North American Numbering Plan, has been issuing 101XXXX codes.

     The 1996 Telecommunications Act removed the restrictions concerning the provision of long distance service by the RBOCs and GTE Operating Companies ("GTOCs"), although the RBOCs will need to obtain specific FCC approval and satisfy other conditions, including a checklist of interconnection and other requirements on LECs, prior to providing long distance service in the regions in which they provide local exchange service.

     In addition to promoting competition in the U.S. long distance telecommunications market, the 1996 Telecommunications Act also opened U.S. local service telecommunication markets to competition by preempting state and local laws to the extent they prevent competitive entry into the provision of any telecommunications service, and by imposing a variety of new duties on LECs to promote competition in local exchange services. Among other requirements, all LECs are required to permit resale of their telecommunications services without unreasonable restrictions or conditions, and on a non-discriminatory basis. The law and its accompanying regulations will enable the Company, upon receipt of all necessary regulatory approvals, to resell local telecommunication services in addition to its long distance services. The bases upon which such local services will be available to carriers such as the Company for resale are to be determined in proceedings of the various state public service commissions. Significantly, the 1996 Telecommunications Act mandates that LECs make their services available to resellers at wholesale rates, defined as retail rates less any marketing, bill collection and other costs that will be avoided by the LEC by providing the wholesale service. The Company believes that the opening of the local telecommunication services market to resellers provides the Company with significant growth opportunities.

BUSINESS STRATEGY

     The Company's strategy is to achieve continued growth by providing a broad array of competitively priced long distance services. The Company's primary objectives in pursuing this strategy are to:

     Continue to Expand the Consumer Division's Dial Around Distribution Channel and Brand Awareness by increasing its direct mail and telesales marketing efforts for both the Dial & Save and Long Distance Wholesale Club brand names. The Company continues to explore innovations within this product line including the use of advertising media that are alternative or complementary to direct mail, the development of dial around advertising targeting existing and former customers, specific affinity groups and the creation of new dial around products and services. The Company's goal in all of these efforts is to increase advertising response rates and customer usage and to lower customer attrition, thereby decreasing customer acquisition costs. During 1997 the Company intends to continue its re-marketing efforts in the contiguous 48 states and the District of Columbia, including the ten western states in which the Company began marketing in late 1996 and January 1997.

     Expand CSD to enhance the growth prospects of the Company and to optimize the use of the network. CSD's sales strategy is to build its sales force, including direct and independent sales representatives and telesales marketing agents targeting commercial and carrier accounts. The Company intends to supplement this sales force with its existing strong customer support functions and field service operations and Tel Labs direct billing capabilities. Currently, usage of the Company's network occurs mostly during the evenings and on weekends. By increasing the number of commercial customers, the Company intends to more effectively use the significant available daytime capacity of its network.

     Decrease Network Cost per minute of use through the continued expansion and development of the Company's network. The Company completed its national network in the third quarter of 1996 with the deployment of its Las Vegas, NV switch. The Company further intends to continue to add low cost fixed capacity to its network in order to keep pace with the Company's growth and to reduce off-network transmission expenses. To enhance the efficiency of the fixed-cost elements of its network, the Company seeks to increase both overall traffic volume and business-driven daytime traffic in order to balance the existing night and weekend off-peak traffic from residential customers. Low cost transmission expenses, coupled with an expansive network, are expected to provide the Company with the continued ability to grow its existing dial around distribution segment and to expand into new distribution channels. Such growth may also be facilitated by select strategic alliances, investments or acquisitions as the Company deems appropriate.

     Offer Innovative Products and Services while leveraging its Network and Operating Infrastructure and Business Information Systems, to meet the needs of the Company's residential and commercial customer base. During December 1996, Tel Labs, the Company's wholly owned billing subsidiary, processed approximately 94 million call records. The Company believes that accurate and sophisticated information systems are key to growth and success in the telecommunications industry. Tel Labs provides the support that will enable the Company to grow its existing customer base and to provide new products and services to its residential and commercial customers, including the provision of direct bills to commercial customers. Such products and services may also include the resale of local exchange services, internet services, voice mail, FAX broadcast, paging, video conferencing and conference calling. The Company believes that its network intelligence, billing and reporting systems enhance the Company's competitive ability and provide a platform for future growth and product expansion.

MARKETING AND SERVICES

     Since it commenced operations in 1993, the Company's primary focus has been residential sales through the Consumer Division's marketing of dial around services. The Company intends to expand its customer base by adding business customers through CSD. A discussion of the Company's service offerings and residential and commercial marketing follows.

     Consumer Division. The Company markets its residential dial around services through marketing subsidiaries under the Dial & Save and Long Distance Wholesale Club brand names. The two brands are differentiated by rate structure and marketing approach, and the Company believes that its dual brand strategy heightens market penetration by broadening customer exposure to dial around and appealing to different segments of the population. Customers access the Company's network by dialing a five digit code before the number they are calling (10457 for Dial & Save; 10297 for the Long Distance Wholesale Club), and therefore are not required to permanently change or cancel their existing long distance carrier in order to use the Company's service. Since inception, the
Company has targeted the domestic residential market, with an estimated 110 million households, and typically offers its customers savings off of the basic direct dialed "1 plus" rates charged by AT&T, MCI and Sprint. Recently, the Consumer Division also introduced a flat rate per minute product with a monthly fee. Approximately 99% of the Company's total customers were residential customers at December 31, 1996. Customers who prefer to access the Company's network by dialing "1 plus" rather than dialing the Company's CIC Codes may select Dial & Save or Long Distance Wholesale Club as their presubscribed long distance carrier. Whether a residential customer dials the Company's access codes or is presubscribed, their calls will appear on the customers regular monthly local telephone bill.

     The Company markets its residential services primarily through direct mail pieces that seek to educate potential customers regarding dial around and its benefits. Direct mail is targeted towards residential customers within a specified geographic region and includes a service explanation and dialing instructions, a general pricing comparison and a set of reminder stickers highlighting the Company's CIC Codes for customers to keep near their telephone.

     Prospective customers do not need to sign-up or call the Company to take advantage of its discounted service offerings upon receiving a Company mail solicitation. The Company works with various outside advertising agencies to design the copy and creative components of the direct mail marketing pieces and contracts with various vendors of mail shop and printing services in an effort to ensure that mail is sent out in a timely and cost-effective manner. The Company's data processing resources allow for prompt monitoring of customer long distance usage and permit the Company to carefully measure response rates to its direct mail campaigns. The Company constantly strives to improve response rates by varying the design and components of its direct mail marketing packages, and seeks to engineer the timing of its initial and follow-on direct mail campaigns to maximize response rate and grow overall market penetration. In addition, the Company also utilizes other media to supplement direct mail.

     The Company typically has targeted new and existing geographical areas for a mailing campaign when its switch network, marketing and back office infrastructure have allowed it to effectively manage incremental growth. Initial mailings to new states are usually sequenced over a time period of several weeks in an effort to ensure proper customer support and efficient call transmission. The Company has periodically conducted subsequent mailings into its existing territory to stimulate incremental usage by new and existing customers and to build brand awareness. The Company's experience indicates that subsequent mailings into its geographic markets have generated incremental new customer usage, in some cases with response rates equal to initial mailings into such markets.

     The Company's in-bound telesales customer service department is designed to complement the Company's direct mail marketing strategy. Customer service representatives ("CSRs") are available 24 hours a day, 7 days a week to answer marketing inquiries generated by the Company's marketing campaigns, as well as to support existing customers. CSRs are trained to answer a broad range of inquiries from prospective customers relating to service, pricing and optional features.

     Commercial Sales Division. In order to provide an additional distribution channel for the Company's telecommunications products and services, the Company implemented a plan during 1996 to build a direct commercial sales force. In April 1996, the Company hired Stephen G. Canton as the President of its newly formed CSD as part of the Company's plan to sell voice, data and enhanced telecommunications services to business customers. By December 1996, the Company had opened 22 regional sales offices and employed approximately 220 sales personnel in 13 states to market these services. Sales personnel will market the Company's services through personal contacts which emphasize customer service, term plans, network quality, value-added services, reporting, rating and promotional discounts. The expenses associated with the growth of CSD are expected to reduce net income at least through 1997.

     Current products offered by the Commercial Sales Division include long distance, calling card, 800/888 services, call accounting and enhanced billing services and dedicated T-1. In addition to competitive rates and a wide variety of products, the Company is able to offer business customers a highly specialized direct bill summary package that includes call summaries by service type, call type, originating number, account code, area code, country code, time-of-day and most frequently called numbers.

     The Company also markets basic long distance services on a presubscribed basis to small business customers through telemarketing campaigns. As of December 31, 1996, CSD employed approximately 37 people in its telesales group.

     CSD also sells transmission capacity and services to other long distance carriers. The Company believes that the combination of the Company's nationwide network and Tel Labs' data processing resources provides an avenue of continuing growth through the wholesaling of one-stop telecommunications services to long distance resellers. The Company offers a complete package of networking, billing and customer service, eliminating the need for resellers to coordinate with multiple vendors and giving them the ability to obtain all of their long distance services from a single source. Additionally, the Company provides reseller clients with a customized version of the Tel Labs' customer account database software, the TelePhone Maintenance system ("PM"). While revenue per minute from wholesale service sales is generally lower than the Company's average sales to end users, the cost of sales and overhead involved in servicing carrier customers is also lower. Moreover, the Company has used this market segment to more effectively utilize its network during the daytime hours, the busiest time of day for many carrier and reseller customers.

     The Company is positioning itself to resell local exchange services and, accordingly, has filed or intends to file applications in all 50 states seeking authorization to resell local exchange telecommunications products and services. As of March 18, 1997, local exchange resale authorization has been obtained from 21 states.

CUSTOMER SERVICES

     To ensure that in-bound telesales marketing and customer service are always available, the Company's customer service department operates 24 hours a day, 7 days a week to provide full-service support for its residential and commercial customer base and to handle marketing inquiries from potential and existing customers. During December 1996, the Company's customer telesales and service department personally responded to approximately 230,000 customer inquiries and service calls.

     As of December 31, 1996 the Company employed approximately 245 CSRs and related customer service personnel. In connection with its mailing campaigns, the Company also employs additional personnel through a temporary employment agency on an ongoing basis, particularly in connection with mass mailings. An intensive two week training program (including hands-on training in the
Company's PM system and computer software, participation in role playing exercises, and monitoring of actual customer calls), as well as regular training and repeated quality assurance assessments ensure that CSRs are properly prepared to handle customer calls. The Company maintains a relationship with an inbound telemarketing service provider capable of handling incoming customer service calls should the Company's customer telesales and service department become disabled.

     The Company's call centers are equipped with state-of-the-art computer and telecommunications technology. Incoming calls are managed efficiently with the help of a Mitel Phone System, which includes an automatic call distributor and an automated attendant. This high-powered, multi-tasked system allows for swift management of call queue time, the formation of distinct work groups for different projects and on-line monitoring of customer service calls for quality assurance purposes. Bilingual CSRs are available during day and evening shifts.

     CSRs use the Company's PM proprietary software which delivers prompt access to accurate, up-to-date customer account information. This customized software is a powerful database which provides CSRs the capability to respond swiftly to customer needs. CSRs are able to issue credits while speaking with a customer, log service trouble tickets for treatment by the Company's Network Control Center, record pertinent customer information into an account memo field to maintain customer history, enter new customers into the database and assign appropriate billing codes. The software also generates actual credit vouchers, as well as letters responding to customer requests for additional stickers and other marketing materials. While Tel Labs has customized the software to accommodate the Company's specific needs, Tel Labs also has made this software available to its other long distance clients.

BILLING AND DATA PROCESSING

     The Company believes that accurate and sophisticated information systems are key to growth and success in the telecommunications industry. The Company has dedicated substantial resources to its information systems and believes that the strong growth of its dial around business is largely attributable to the existence of the Tel Labs back office and billing platform. The Company's information systems enable the Company to (i) monitor and respond to the evolving needs of its customers by developing new and customized services; (ii) provide sophisticated billing information that can be tailored to meet the requirements of its customer base; (iii) provide high quality customer service;
(iv) detect and minimize fraud; (v) verify payables to suppliers; and (vi) integrate additions to its customer base. The Company believes that its network intelligence, billing and financial reporting systems enhance the Company's competitive ability and provide a platform for future growth and the expansion of its product line.

     Tel Labs processes raw switch data into a format that can be used to produce end-user invoices. During December 1996, Tel Labs processed approximately 94 million call records for 20 telecommunications companies, including the Company. This data processing is executed on specially designed personal computers operating a proprietary software program. Tel Labs receives the Company's raw call records directly from the Company's switches, and prepares them for rating by determining the answer status, originating location, terminating location and mileage. The calls are then rated according to standard rates or according to customer specific rates, if applicable. Rated calls are then sorted depending on which LEC will actually bill the end-user and placed in an industry standard format ("EMI"). Tel Labs then prepares management reports which provide the Company with the total number of calls, minutes and dollars billed during that bill cycle.

     Since its inception, the Company has billed all of its residential traffic through LECs. The Company has entered into billing and collection agreements with LECs, including all of the RBOCs, that cover substantially all of the switched access lines in the U.S. These agreements permit the Company to place its customers' call detail records on the customers' regular monthly local phone bill. In addition, by billing through the LECs, the Company benefits from the LECs' extensive collections infrastructure. The Company believes that LEC billing agreements are the most effective mechanism for billing the Company's residential customers because consumers can receive one bill for both local and long distance service. The Company also provides billing clearinghouse services through Tel Labs to other unaffiliated long distance carriers.

     Since April 1995, the Company has contracted with a third party to manage its billing and collection agreements ("Contract Manager"). After receiving rated call records from Tel Labs, the Contract Manager transmits them to the LEC and ensures that incoming and outgoing call records and revenues are properly tracked. The Company is considering managing its own contracts to enable it to realize greater operating efficiencies and more effectively manage its cash flow.

NETWORK AND OPERATIONS

     The Company operates a nationwide advanced telecommunications network consisting of six switches, leased transmission lines and sophisticated network management systems designed to optimize traffic routing. The Company's network currently originates traffic in all or some part of 48 states and the District of Columbia. The Company operates an "open network", meaning that any individual within the Company's originating service area whose LEC provides equal access can access the Company's long distance network by dialing either of the Company's CIC codes, 10457 or 10297, or by presubscribing to the Company as their long distance service provider. Because customers do not need to register with the Company before accessing its network, the Company must determine capacity needs and install and test circuits before entering a new geographic market.

     The Company's network provides high quality, reliable transmission and switching. The Company's network surveillance capabilities, including self-diagnostic software, generally enable the Company to anticipate and correct problems before they result in service interruption. The Company's technicians remotely monitor the Company's entire network 24 hours a day, 7 days a week, from its two Network Control Centers located in Chantilly, Virginia and Austin, Texas. To reduce the potential impact of any equipment or transmission failure, the Company can reroute or restore transmissions through the Company's standby transmission facilities or reroute traffic over the networks of other carriers. The Company's technicians also monitor the network for fraud on a real-time basis, using computer systems that detect unusual or high volume calling patterns.

     Switching Facilities. The Company currently operates six DSC DEX 600S, 600 and 600E digital telecommunications switches in Fort Lauderdale, Florida; Davenport, Iowa; Chattanooga, Tennessee; Austin, Texas; Washington, D.C. and Las Vegas, Nevada. Additionally, the Company is installing a DEX 600E switch in metropolitan New York City which is expected to be operational in 1997 and has acquired an eighth switch for a yet-to-be-determined location. Switches are digital computerized routing facilities that receive calls, route calls through transmission lines to their destination and record information about the source, destination and duration of the calls. In order for a call to be completed through a switch, there must be two ports available -- an incoming port and an outgoing port. For example, if a switch is equipped with 30,000 ports, the switch can accommodate up to 15,000 simultaneous telephone calls. The Company's switches are currently configured with between 13,824 and 42,420 equipped ports. The Company's DEX 600 switches can be expanded to a configuration with 30,720 equipped ports while the Company's four DEX 600E switches can be expanded to a configuration with 107,520 equipped ports. The Company continually evaluates the capacity of its switches and in the future may expand its switches' capacity or add new switches in selected markets where the volume of its customer traffic makes such an investment economically viable.

     Leased Transmission Lines. The Company leases transmission lines from a variety of facilities-based and resale long distance carriers. The Company's contracts with these entities typically have terms ranging from 18 to 36 months. The Company supplements its leased "on-network" capacity with "off-net" services from a variety of resale and facilities-based long distance carriers. In addition, the Company does not have any on-network international network arrangements and exclusively resells the network capacity of other resale and facilities-based long distance carriers to international destinations.

     Network Management Systems. Once calls are originated over the Company's circuits, the calls are routed over leased digital, fiber optic transmission facilities to the Company's nearest switch location and then routed on a least-cost basis to either the Company's leased network or to an off-net supplier for termination. The Company utilizes state-of-the-art Digital Access Cross Connect Systems ("DACS") to electronically cross-connect circuits thereby increasing call routing and circuit provisioning efficiency and providing better network monitoring capabilities. The Company has installed Tellabs ABS Titan 5500 3/1 and 530 1/0 DACS equipment on five of the Company's switches. Additional DACS systems are expected to be installed on the remaining operational switches by the end of 1997. In addition, the Company has configured a large portion of its network with Signaling System 7 Common Channel Signaling ("SS7"). This network protocol reduces connect time delays and provides additional technical capabilities and efficiencies for call routing. The Company is currently in the process of deploying SS7 in additional portions of its network.

COMPETITION

     The telecommunications industry is highly competitive and affected by rapid regulatory and technological change. The Company believes that the principal competitive factors in its business include pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. The Company's future success will depend upon its ability to compete with AT&T, MCI, Sprint and other carriers (including the RBOCs when approved to enter the long distance market) and other dial around companies, many of which have considerably greater financial and other resources than the Company.

     The Company believes it competes favorably in its targeted markets, due to its dial around service and billing services, competitive pricing, high network quality and customer service infrastructure. The Company also believes that its success will depend increasingly on its ability to offer on a timely basis new services based on evolving technologies and industry standards. There can be no assurance that new technologies or services will be available to the Company on favorable terms.

     Regulatory trends have had, and may have in the future, significant effects on competition in the industry.

REGULATION

     The services which the Company provides are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state Public Service Commissions ("PSCs") retain jurisdiction over jurisdictionally intrastate communications.

     1996 Telecommunications Act. The 1996 Telecommunications Act was enacted in February, 1996. The legislation is intended to introduce increased competition in U.S. telecommunication markets. The legislation opens the local services markets by requiring local exchange carriers to permit interconnection to their networks and by establishing local exchange carrier obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-of-way, mutual compensation and other matters. In addition, the legislation codifies the local exchange carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The legislation also contains special provisions that eliminate the restrictions on the RBOCs and the GTOCs from providing long distance services. These new provisions permit an RBOC to enter the "out-of-region" long distance market immediately, upon the receipt of any state and/or federal regulatory approvals otherwise applicable to the provision of long distance service, and the "in-region" long distance market if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that in certain situations facilities-based competition is present in its market, and that it has entered into interconnection agreements which satisfy a 14-point "checklist" of competitive requirements.

     The legislation defines in-region service to include every state, in its entirety, in which the RBOC provides local exchange service, even if the RBOC is not the incumbent local exchange service provider in all portions of that state. The GTOCs are permitted to enter the long distance market as of the date of enactment of the 1996 Telecommunications Act, without regard to limitations by region, although necessary regulatory approvals to provide long distance services must be obtained, and the GTOCs are subject to the provisions of the 1996 Telecommunications Act that impose interconnection and other requirements on LECs. The Company will be facing new competition from the RBOCs and the GTOCs that are able to obtain the necessary state and/or FCC approvals to provide out-of-region and/or in-region long distance service, and at last search RBOCs have announced their intention to request permission from the FCC to enter the long distance market in one or more of their state markets. The legislation provides for certain safeguards to protect against anti-competitive abuse by the RBOCs. Among other things, the legislation limits the ability of the RBOCs to market jointly for a certain time period interLATA long distance service, equipment, and certain information services together with local services. The
RBOCs must pursue such activities only through separate subsidiaries with separate books and records, financing, management, and employees. All affiliate transactions must be conducted on an arms length and nondiscriminatory basis. The RBOCs are also prohibited from jointly marketing local and long distance services, equipment, and certain information services unless they permit competitors to offer similar packages of local and long distance services. Further, the RBOCs must obtain in-region long distance authority before jointly marketing local and long distance service in a particular state. It is unknown whether these safeguards will provide adequate protection against anti-competitive conduct by the RBOCs, and the impact of anti-competitive conduct on the Company, if such conduct occurs, is uncertain. In addition, long distance service providers such as the Company will be significantly affected by the implementation and enforcement of statutory and regulatory provisions designed to prevent the RBOCs and the GTOCs from capitalizing on their monopolistic provision of local services to existing subscribers to win interLATA business.

     The 1996 Telecommunications Act also addresses a wide range of other telecommunications issues that will potentially impact the Company's operations, including a sunset provision pertaining to when safeguards designed to prevent RBOCs from capitalizing on their local exchange monopolies will cease to apply; provisions pertaining to regulatory forbearance by the FCC; the creation of new opportunities for competitive local service providers; and requirements pertaining to the treatment and confidentiality of subscriber network information. The legislation also restricts for some period AT&T and other long distance carriers serving more than five percent of the nations' presubscribed access lines from packaging their long distance services with local services provided over RBOC facilities. It is unknown at this time precisely the nature and extent of the impact that the legislation will have on the Company. As required by the legislation, the FCC is still in the process of conducting a large number of proceedings to adopt rules and regulations to implement the new statutory provisions and requirements.

     Depending on the exact nature and timing of GTOC and RBOC out-of-region and in-region entry into the long distance market, such entry and the ability of the Company's competitors to market jointly local and long distance services could have a material adverse effect upon the Company's results of operations. It is expected by the Company that most or all of the RBOCs will file applications for out-of-region (and also eventually in-region) long distance service authority. Certain of the RBOCs have already obtained the necessary authority to provide out-of-region long distance services in multiple states. It is not known when, and under what specific conditions, other applications for long distance
authority   will  be  filed  by  the  RBOCs  and/or  granted  by  state  utility commissions.

     FCC Interconnection Orders. As required by the 1996 Telecommunications Act, in August 1996, the FCC adopted new rules implementing certain provisions of the 1996 Telecommunications Act (the "Interconnection Orders"). These rules are designed to implement the pro-competitive, deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic, and operational impediments to competition for facilities-based and resold local services, including switched local exchange service. Although setting minimum, uniform, national rules, the Interconnection Orders also rely heavily on states to apply these rules and to exercise their own discretion in implementing a pro-competitive regime in their local telephone markets.

     The Interconnection Orders are primarily important to the Company at this time insofar as they establish the basis for the cost to the Company of providing resold local services. Consistent with the 1996 Telecommunications Act, the Interconnection Orders require incumbent LECs to offer their telecommunications services at retail prices minus avoided costs. The Interconnection Orders also requires, among other things, that intraLATA presubscription (pursuant to which LECs must allow customers to choose different carriers for intraLATA toll service without having to dial extra digits) be implemented no later than February 1999.

     Petitions seeking reconsideration of one or more aspects of the Interconnection Orders have been filed with the FCC and are pending. Also,
Interconnection Orders have been appealed to various U.S. Court of Appeals. These appeals have been consolidated into proceedings currently pending before the U.S. Eighth Circuit Court of appeals. Certain of the rules adopted in the Interconnection Orders, including rules that concern the pricing of local services such as resold local service, have been stayed by the Court pending resolution of the appeal. Although a number of state regulatory Commissions have voluntarily adopted pricing rules similar to those mandated in the Interconnection Orders, there can be no assurance of how the Interconnection Orders will be implemented or enforced, or what effect they will have on competition within the telecommunications industry, generally, or on the competitive position of the Company, specifically. Nonetheless, the Company believes the trend toward increased competition and deregulation of the telecommunications industry will be accelerated by the 1996 Tele-communications Act and subsequent developments.

     Federal.   The  FCC  has   classified   the   Company  as  a   non-dominant
inter-exchange carrier. As a non-dominant carrier, the Company may provide domestic interstate communications without prior FCC authorization, although FCC authorization is required for the provision of international telecommunications by non-dominant carriers. Non-dominant carriers currently are required to file tariffs listing the rates, terms and conditions of interstate and international services provided by the carrier. However, generally the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, non-dominant carriers are required by statute to offer interstate and international services under rates, terms and conditions that are just, reasonable, and not unduly discriminatory, and the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on the Company and to change its regulatory classification. The Company believes that, in the current regulatory environment, the FCC is unlikely to do so.

     Until October 1995, AT&T was classified as a dominant carrier, but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate market. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated, which could result in increased prices for services the Company purchases from AT&T and more competitive retail prices offered by AT&T to customers. AT&T is, however, still classified as a dominant carrier for international services.

     Currently, the Company maintains two types of tariffs on file with the FCC containing the rates, terms and conditions of its services. One governs interstate service and the other governs international service. (As is required, the Company obtained authority from the FCC prior to providing international services.) Changes to either tariff can be made on one-day notice, without need for cost support. The 1996 Telecommunications Act, however, grants the FCC the authority to "forbear" from regulating any provider or service if the agency determines that it is in the public interest to do so. In an exercise of its "forbearance authority," the FCC has recently issued an order changing this and, following a transition period which is currently scheduled to conclude in November 1997, nondominant carriers will no longer be able to file tariffs with the FCC concerning their interstate long distance services. (International services will continue to be tariffed.) In lieu of tariffs, nondominant carriers such as the Company will be required to maintain at their offices, and to provide to customers or regulators upon request, information concerning their long distance services.

     The FCC order eliminating tariffs has been appealed to the U.S. Court of Appeals for the District of Columbia. That appeal is pending. The court has stayed the FCC's order pending the resolution of the appeal. The appellants argue that tariffing establishes a legally binding relationship between carriers and customers, and that detariffing eliminates certainty with regard to those relationships. They also argue that detariffing imposes costs upon carriers because carriers will need to enter into alternative forms of legally binding relationships with customers. There can be no assurance of whether the appeal will be successful or, if successful, what effect it may have on the Company. However, if mandatory detariffing ultimately takes effect, the Company, like other long distance companies, would likely incur some additional costs in establishing legally binding relationships with customers.

     The 1996 Telecommunications Act mandated several other important federal regulatory developments. The first concerns universal service. As required by the 1996 Telecommunications, a joint board of federal and state regulators were convened to consider possible changes to the FCC's existing universal service support mechanisms - mechanisms designed to ensure affordable telephone service is available to all customers, including low-income consumers - in light of the pro-competitive paradigm for local competition established by the 1996 Telecommunications Act. In November 1996, the FCC initiated a proceeding to examine universal service issues, and has received comment on the proposals set forth by the joint board. Any decision is expected to comply with the policy principles for preservation and advancement of universal telephone service set forth in the Act: quality service, affordable rates, access to advanced services, access to service in rural and high-cost areas, specific and predictable support mechanisms, equitable and non-discriminatory contribution to support mechanisms, and access to advanced telecommunications for schools, health care providers, and libraries. An initial decision is expected in May 1997. It is uncertain how any decision might affect the Company.

     Another issue that may affect the Company is access charge reform. Access charges are charges imposed by LECs on long distance providers for access to the local exchange network, and are designed to compensate the LEC for its investment in the local network. In addition to economic considerations, when adopted in 1984, at the time AT&T was required to divest the BOCs, access charges rates reflected public policy considerations related to universal service and the desirability of low local rates. Interstate access charges are regulated by the FCC and intrastate access charges are regulated by the state public service commissions. As required by the 1996 Telecommunications Act, in December 1996, the FCC issued an order which, among other things, requested comment on a number of access charge reform issues designed to foster efficient pricing of access, competition for access services, and to reflect the development for local services prompted by the 1996 Telecommunications Act. The FCC has also sought comment on whether Internet service providers and other information service providers should be subject to access charges. An initial decision is expected in May 1997. It is uncertain how any decision might affect the Company.

     An additional issue that may affect the Company relates to the manner in which carriers will be required to compensate payphone owners when a payphone is used to originate a long distance call. The 1996 Telecommunications Act requires carriers to compensate payphone owners on a per call basis. In Orders issued in September and October of 1996, the FCC imposed a compensation scheme that called for certain carriers, including the Company, to compensate payphone owners a flat amount per month for one year before transitioning to a per call compensation system. This flat rate compensation scheme would effectively require the Company to pay for services it does not receive. The Company and other carriers such as AT&T, have appealed these decisions to the U.S. Court of Appeal for the District of Columbia. The appeal is pending. There can be no assurance of whether the appeal will be successful or, if successful, what effect it may have on the Company.

     The FCC also imposes prior approval requirements on transfers of control and assignments of operating authorizations. The FCC has the authority to generally condition, modify, cancel, terminate or revoke operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with applicable laws and regulations.

     Among domestic local carriers, only the incumbent local exchange carriers are currently classified as dominant carriers. Thus, the FCC regulates many of the local exchange carriers' rates, charges and services to a greater degree than the Company's, although FCC regulation of the local exchange carriers is expected to decrease over time, particularly in light of the 1996 Telecommunications Act. As a result of the Act, incumbent local exchange carriers have recently been afforded a degree of pricing flexibility in setting interstate access charges where adequate competition is perceived to exist. In January 1997, the FCC issued an order streamlining the process by which incumbent LECs file tariffs for switched and special access services. The new streamlined rules allow LECs to change tariffs on no more than 15-days notice. The shortened notice periods adopted by the FCC may prompt LECs to file tariffs containing discriminatory and anti-competitive rates. It is unclear whether the order will be subject to reconsideration or appeal and, if not, what effect it may have on the Company.

     Like other long distance carriers, the Company has been the subject of informal complaints before the FCC regarding certain marketing and billing issues. The Company has filed timely responses to these informal complaints. The Company believes that such matters will be satisfactorily resolved without a material adverse impact upon the Company's results of operations.

     State. The Company's intrastate long distance and anticipated local exchange operations are subject to various state laws and regulations including, in most jurisdictions, certification and tariff filing requirements. The vast majority of the states require the Company to apply for certification to provide intrastate local and long distance telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, and/or for corporate reorganizations; acquisitions of telecommunications operations; assignments of carrier assets, including subscriber bases; carrier stock offerings; and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

     The Company has received the necessary FCC authorization and state certificate and tariff approvals to provide interstate and intrastate long distance service in 48 states and the District of Columbia. In addition, the Company has received the necessary authorization to provide local exchange telecommunications service in 21 states as of March 18, 1997. Applications are pending for multiple subsidiaries for additional state certifications. Although the Company intends and expects to obtain operating authority in each jurisdiction in which operating authority is required, there can be no assurance that one or more of these jurisdictions will not deny the Company's request for operating authority. The Company monitors regulatory developments in all 50 states to ensure regulatory compliance.

     Informal complaints concerning certain marketing and billing issues have been lodged against the Company before certain state PSCs. The Company believes that such matters will be satisfactorily resolved without a material adverse impact upon the Company's results of operations.

     PSCs also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility. This could adversely affect the Company in several ways. If regulations are changed to allow variable pricing of access charges based on volume, the Company could be placed at a competitive disadvantage over larger long distance carriers. The Company also could face increased price competition from the RBOCs and other local exchange carriers for intraLATA and interLATA long distance services, which may be increased by the removal of former restrictions on long distance service offerings by the RBOCs as a result of the 1996 Telecommunications Act.

INTELLECTUAL PROPERTY

     The Company has registered several trademarks for use in its marketing materials. The original logo used to market Dial & Save residential long distance service is a registered trademark of the Company. The logo is used in a limited fashion today, as it has been replaced by a more updated logo design. The new logo used to market the Dial & Save residential long distance service is actively used on all Dial & Save marketing materials. The Company filed a registration application to obtain a trademark for the new logo design and to trademark the words "Dial & Save" in late 1994. The registration application has been suspended pending the disposition of one other application before the Patent and Trademark Office ("PTO"). While each of the Company and the other applicant filed an opposition to the others application, they commenced discussions to resolve the matter. In December 1996, however, the Company was named as a defendant in litigation brought by An Apple A Day, Inc. d/b/a Dial and Save ("Apple"), a company involved in telephone order sales of electronic equipment. The suit claims that the new logo design accompanied by the words "Dial & Save" is confusingly similar to a trademark held by Apple so as to constitute trademark infringement and violations of related laws. The Company believes it has strong defenses to Apple's claims including that the marks and markets at issue are dissimilar. See "Item 3 - Legal Proceedings." The Company's CIC Code for its Long Distance Wholesale Club brand is a registered trademark of the Company.

     "Prime Business" is the name of the Company's commercial product line. The Company filed registration applications to obtain trademarks for the phrase "Prime Business" and for its logo in 1995. The registration was granted in September 1996.

EMPLOYEES

     As of December 31, 1996, the Company has approximately 603 full-time employees, 8 part-time employees, and approximately 185 workers who are employed through various temporary agencies. The temporary agency workers are CSRs who handle inbound marketing inquiries from customers. None of these employees are represented by a union. The Company believes that it has good relations with its employees.

FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements which express the current beliefs and expectations of Telco's management, but are subject to a number of known and unknown risks that could cause actual results to differ materially from those projected or implied in the forward-looking statements in this press release. Among the risks, factors and uncertainties that could cause actual results to differ materially from those referred to above are: the Company's ability to maintain its current pace in attracting and retaining customers, the development of price competition in the long distance industry, an increase in rates for access and transmission facilities, the costs associated with the continued expansion of the Company's Commercial Sales Division and the ability of the Company to integrate the pending acquisition of the Advantis assets and to generate the anticipated earnings and cash flow.

Item 2.   Properties

     The Company currently leases approximately 36,327 square feet of space for its corporate headquarters at 4219 Lafayette Center Drive, 4215 Lafayette Center Drive and 4200 Pleasant Valley Road in Chantilly, Virginia, pursuant to various agreements. See "Certain Transactions- Leases of Real Property from Affiliate of Shareholder." The average monthly rent (not including electricity) as of March 1997 is approximately $28,906. In addition, the Company occupies approximately 14,508 square feet of leased office space on the 11th floor of 1401 Wilson Boulevard in Arlington, Virginia, which also houses the Company's Washington, D.C. Commercial Sales Division. The monthly rental for this space as of December 1996 is approximately $25,651. The lease expires on May 31, 2000 with an option to renew for one additional term of five years. The Company also leases an aggregate of 27,432 square feet of space in seven locations in Florida, Iowa, Nevada, Tennessee, Texas, and Washington, D.C., to house its telecommunications switching equipment sites and one of its network control centers. Due to the rapid expansion and growth of the Company, there may be a need to lease additional office space. If this need arises, the Company believes additional space can be readily obtained as needed. The Company's Commercial Sales Division is currently utilizing temporary office space in twenty-one of its twenty-two existing locations. The Company expects to secure longer term office space in 1997.

Item 3.   Legal Proceedings
     In December 1996, Telco Communications Group, Inc. and Long Distance Wholesale Club (LDWC) became involved in a civil action, AT&T Corp. v. Telco Communications Group, Inc. and Long Distance Wholesale Club, pending in the United States District Court for the District of New Jersey. In this litigation, AT&T claims that Long Distance Wholesale Club advertisements that consumers can save up to 50% off AT&T's basic rates are false and misleading under federal and state law. AT&T seeks treble damages, statutory attorneys' fees and costs, and an injunction. The Company denies the allegations in this litigation and is vigorously defending against them, including that all disclosures are clearly contained in LDWC's advertisements and that it is possible for consumers in any geographic location of the United States to place calls that will achieve up to a 50% savings. Toward that end, the Company is preparing to stipulate the transfer of its own false advertising and tortious interference claims against AT&T, presently pending in the United States District Court for the Eastern District of Virginia, to the District of New Jersey for consolidation with AT&T's action. The Company also plans to file additional counterclaims against AT&T based on AT&T's advertising which the Company believes contains a variety of misleading and deceptive statements. The Company could be found liable for damages and an injunction might issue against future use of the LDWC advertisements, although such advertisements are no longer in use.

     On December 31, 1996, Apple filed suit against the Company in the United States District Court for the Eastern District of Maryland alleging trademark and tradename infringement, unfair competition, false designation of origin, federal trademark dilution, trade dress dilution and violations of Missouri common law. According to the complaint, Apple holds a Dial and Save service mark for telephone order services in the field of electronic equipment. Apple alleges that the Company's use of a Dial & Save logo and tradename in connection with its sale to consumers of long distance service infringes Apple's mark. Apple seeks an injunction against the Company's further use of the Dial & Save logo and name, disgorgement of all profits made from use of the Dial & Save logo and name, damages for loss of sales, loss of good will and damage to reputation, trebling of damages and payment of attorneys fees and costs. The Company denies the allegations and is vigorously defending against them, including on the grounds, among others, that there is no competitive proximity of the electronic equipment that Apple sells and the long distance service that the Company offers and no likelihood of, or actual, confusion regarding the seller, and therefore the source, of each. If the Company is found to have infringed Apple's mark, and/or to have liability for Apple's other claims, then it may be found liable to Apple in whole, or in part, for damages of the nature sought by Apple.

     On May 8, 1995, the Company, and its subsidiary, Dial & Save of Nevada, Inc., filed suit against Central Telephone Company-Nevada, d/b/a Sprint/Central Telephone Company-Nevada, a division of the Central Telephone Company, Sprint, Inc., et al, in the District Court of Clark County, Nevada. The suit includes claims for breach of contract, promissory and equitable estoppel, unfair trade practices, and breach of the duty of good faith and fair dealing, all in violation of the laws of Nevada. The Company and its subsidiary seek an order for temporary injunctive relief preventing the defendant from denying possession of certain commercial real property in Las Vegas to the Company and its subsidiary and compelling the defendant to execute and honor a commercial real property lease with the Company, as well as compensatory and punitive damages, attorneys fees and costs.

     In related litigation, on May 5, 1995, Central Telephone Company-Nevada, d/b/a Sprint/Central Telephone Company-Nevada, a division of the Central Telephone Company, filed suit against the Company in the United States District Court for the District of Nevada. The suit includes claims for negligent and/or malicious omission or concealment of material facts, conversion of personal property and trespass to chattel in violation of the common laws of Nevada, in connection with certain commercial real property and telecommunications facilities owned by the plaintiff in Las Vegas, Nevada. The plaintiff seeks damages and a declaratory judgment specifying the respective rights of the plaintiff and the Company regarding occupancy of the commercial real property and use of the telecommunications facilities in Las Vegas, and requiring the Company to present any complaint against the plaintiff to the FCC prior to bringing any court action. The Company denies the allegations, intends to defend vigorously against them and has filed the suit described above the against the plaintiff.

     On March 14, 1997, Frontier Corporation and Frontier Communication Services, Inc. filed suit against the Company, and three (3) of the Company's employees, in the United States District Court for the Southern District of Indiana, alleging breach of contract, tortious interference with contractual relations and tortious interference with prospective economic relations. The plaintiffs allege that three (3) of the Company's employees, who were employed formally by the plaintiffs, left the employ of plaintiffs, joined the Company, and thereafter solicited on behalf of the Company plaintiffs' employees, and plaintiffs' customers, in breach of written agreements between the plaintiffs and the employees, and in violation of the common laws of Indiana. The plaintiffs also allege that the Company breached a written agreement between the Company and the plaintiffs in which the Company agreed not to allow solicitation of the plaintiffs' employees or customers by the Company's employees who were formerly employed by the plaintiffs. The plaintiffs seek an injunction preventing the Company and the three (3) employees from breaching their respective written agreements with plaintiffs and preventing the Company from aiding or abetting the employees in breach of the employees' written agreements with the plaintiffs; an accounting and disgorgement of all profits made by the Company and the employees arising from the breach of the written agreements with the plaintiffs; a declaratory judgment that the Company and the employees have breached their respective written agreements with the plaintiffs, and have tortiously interfered with the plaintiffs' existing contractual and prospective economic relations; damages for breach of contract and interference with plaintiffs' existing contractual and prospective economic relations; and payment of attorneys' fees, and costs. The Company denies the allegations and intends to defend vigorously against them.

Item 4.   Submission of Matters to a Vote of Security Holders

            None.

            Executive Officers of the Registrant

     The following table sets forth, as of March 18, 1997, certain information regarding the Company's executive officers and certain other significant employees.

Name                         Age                        Position
-------------------------------------------------------------------------------
Henry G. Luken, III          37      Chairman of the Board
Donald A. Burns              33      Vice Chairman of the Board, Chief Executive
                                       Officer and President
Thomas J. Cirrito            48      President-Consumer Division and Director
Stephen G. Canton            41      President-Commercial Division
Bryan K. Rachlin             40      Chief Operating Officer, Secretary and
                                       General Counsel
Nicholas A. Merrick          34      Chief Financial Officer, Treasurer and
                                       Vice President
Natalie J. Marine-Street     28      Executive Vice President
Janet D. Anastasi            50      Vice President and Corporate Controller
Mark J. Stodter              37      Vice President-Electronic Data Processing


     Henry G. Luken, III, a co-founder of the Company, has served as the Chairman of the Company's Board of Directors since its formation in July 1993. Mr. Luken served as the Company's Chief Executive Officer and Treasurer from July 1993 to April 1996. Mr. Luken has also served as chairman of Tel Labs since 1991 and chairman of Telco Development Group, Inc., a computer systems company owned by Mr. Luken, since 1987, both of which entities he founded.

     Donald A. Burns, a co-founder of the Company, has served as Chief Executive Officer and Vice Chairman of the Company's Board of Directors since April 1996, and has served as the President and as a director of the Company since its formation in July 1993. Mr. Burns served as the Company's Secretary from July 1993 to April 1996. Prior to joining the Company, Mr. Burns held several positions with Mid Atlantic Telecom, Inc. ("Mid Atlantic"), a regional long distance carrier based in Washington, D.C., including executive vice president and chief operating officer from October 1992 to July 1993 and director of operations from 1988 to October 1992.

     Thomas J. Cirrito has served as the President of the Company's Consumer Division since April 1996 and as a director of the Company since June 1996. Mr. Cirrito is a co-founder of LDWC and has served as its president and chief executive officer since its formation in September 1993. From November 1991 through September 1993, Mr. Cirrito served as president and chief executive officer of Telecommunications Associates, Inc., an operator assisted services company. Mr. Cirrito was vice president of marketing/sales with Mid Atlantic from November 1988 to November 1991.

     Stephen G. Canton has served as the President of the Company's Commercial Division since April 1996. Prior to joining the Company, Mr. Canton held several positions with Allnet Communications Services, Inc., a long distance telecommunications company, including vice president of the sales division and regional sales director from 1988 to 1995.

     Bryan K. Rachlin has served as the Chief Operating Officer and Secretary of the Company since April 1996. Mr. Rachlin has served as Vice President and General Counsel of the Company since its inception, and as the Chief Executive Officer of Tel Labs since May 1994. Prior to joining the Company, Mr. Rachlin was a partner in the law firm of Rachlin & Fitzgerald.

     Nicholas A. Merrick has served as Chief Financial Officer of the Company since March 1996. Prior to joining the Company, from July 1990 to March 1996, Mr. Merrick held several positions as an investment banker in the corporate finance department of The Robinson-Humphrey Company, Inc. In this capacity, Mr. Merrick was involved in numerous public and private financing and merger and acquisition transactions involving companies in the telecommunications industry.

     Natalie J. Marine-Street has served as an Executive Vice President of the Company since February 1996. Ms. Marine-Street served in several other positions with the Company since its formation in July 1993, including vice president of administration from February 1995 to February 1996 and marketing manager/special projects from July 1993 to February 1995. Prior to joining the Company, Ms. Marine-Street served as marketing coordinator and in other capacities at Mid Atlantic from April 1991 to July 1993.

     Janet D. Anastasi has served as Vice President and Corporate Controller of the Company since October 1994. Prior to joining the Company, Ms. Anastasi served as a manager at Chase and Associates CPAs, P.C., certified public accountants, from 1988 to 1994.

     Mark J. Stodter has served as Vice President-Electronic Data Processing of the Company since its formation in July 1993. Additionally, Mr. Stodter served as Chief Operating Officer of the Company from July 1993 to March 1996. Prior to joining the Company, Mr. Stodter served as director of management information systems with Long Distance Service, Inc., a regional long distance carrier based in Washington, D.C. from 1986 to 1993.

                                PART II


Item 5.Market for the Registrant's Common Equity and Related Shareholder Matters

     The Common Shares are traded on the Nasdaq National Market under the symbol "TCGX". The following table sets forth, on a per share basis, the range of the high and low sales price information of the Common Shares as reported by the Nasdaq National Market, for the periods indicated.

                                                            1996

                                                 High                  Low

Third Quarter (from August 9, 1996)             $19 1/2                $14

Fourth Quarter                                  $19 1/4                $15


     As of March 18, 1997, the closing price of the Common Shares as reported by the Nasdaq National Market was $20.38. As of March 18, 1997, there were approximately 2,877 registered holders of Common Shares.

     The Company has never paid any dividends. The Company currently intends to retain all future earnings for use in the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment in the future of any cash dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the earnings, capital requirements and financial position of the Company, existing and/or future loan covenants and general economic conditions.

Recent Sales of Unregistered Securities

     On March 19, 1996, options to acquire 425,000 Common Shares were issued to Mr. Merrick at an exercise price of $7.53 per share.

     On April 1, 1996, Bonita Anderson, James Sznadjer, Dennis Jarman and Mr. Rachlin exchanged their options in LDWC for options to acquire 25,511; 51,021; 113,267 and 102,043 Common Shares, respectively, under the Company's Stock Option Plan.

     On April 1, 1996, the Company issued 5,102,125 Common Shares in exchange for the remaining minority interest in LDWC.

     On April 4, 1996, options to acquire 1,062,500 Common Shares were issued to Mr. Canton at an exercise price of $7.53 per share.

     On June 1, 1996, the Company agreed to issue 593,334 Common Shares to the shareholders of Tel Labs in exchange for all of their shares in Tel Labs.

     On June 21, 1996, Mr. Rachlin exercised options to purchase 649,198 Common Shares at a weighted average exercise price of $0.44 per share.

     On August 9, 1996, Ms. Marine-Street exercised options to purchase 169,575 shares at a weighted average exercise price of $1.76 per share.

     Each issuance of securities described above was made in reliance on the exemption from the registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

Item 6.       Selected Financial Data

     The information called for by Item 6 is incorporated herein by reference to page 10 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report").


Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations

     The information called for by Item 7 is incorporated herein by reference to pages 11 through 15, inclusive, of the 1996 Annual Report.


Item 8.   Financial Statements and Supplementary Data

     The information called for by Item 8 is incorporated herein by reference to pages 16 through 30, inclusive, of the 1996 Annual Report.

     With the exceptions of the aforementioned information and the additional information incorporated by reference in Parts II and IV hereof, the 1996 Annual Report is not deemed to be filed as part of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 and Item 401 of Regulation S-K as to the Directors of the Company, and the information required by Item 405 of Regulation S-K, is incorporated herein by reference to the Company's definitive proxy statement dated April 8, 1997 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Company's Annual Meeting of Shareholders to be held on May 15, 1997 (the "Proxy Statement").


Item 11.  Executive Compensation

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement, except for the sections entitled "Board Report on Executive Compensation" and "Performance Graph" which shall not be deemed to be incorporated herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement.

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements:

              The following consolidated financial statements of the Company are included in Part II, Item 8 (which incorporates information by reference to the 1996 Annual Report):

                 Consolidated balance sheets as of December 31, 1996 and
                    December 31, 1995.

                 Consolidated  statements  of income and  retained earnings for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

                 Consolidated  statements  of cash flows for the years ended
                    December 31, 1996,  December 31, 1995 and December 31, 1994.

                 Notes to Consolidated Financial Statements and Independent
                    Auditors' Report.

         2.   Financial Statement Schedules:

                Independent Auditors' Report

         3.   Exhibits:  See Exhibit Index on pages 30 to 34.

              The Registrant hereby agrees to furnish the Commission a copy of each of the indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

 (c) Refer to Item 14 (a) (3) above for Exhibits required by Item 601 of Regulation S-K.

(d) Schedules other than set forth in response to Item 14(a)(2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                              TELCO COMMUNICATIONS GROUP, INC.

                                        EXHIBIT INDEX


Exhibit Number                Exhibit Description
--------------------------------------------------------------------------------
          *2.1 Share  Exchange  Agreement  between Telco  Communications  Group,
               Inc., Henry G. Luken, III, Bryan Rachlin, Michael Cheng and Kevin Yang dated as of June 1, 1996 (Tel Labs, Inc., Share Exchange Agreement)
--------------------------------------------------------------------------------
          *2.2 Share Exchange Agreement between Telco Communications Group,
               Inc.,  Thomas  Cirrito,  Nicole Cirrito and Michael Cirrito
                dated as of April 1, 1996 (Long Distance Wholesale Club Share Exchange Agreement)
--------------------------------------------------------------------------------
          *3.1 Restated Articles of Incorporation of Telco Communications Group,
               Inc.
--------------------------------------------------------------------------------
          *3.2  Amended and Restated Bylaws of Telco Communications Group, Inc.
------------------------------------------------------------- ------------------
          *4.1 Form of Common Stock Certificate of Telco Communications Group, Inc.
--------------------------------------------------------------------------------
          *10.1 Agreement  for  the  Provision  of  Billing  and  Collection
                Services between Telco Development  Group of Delaware,  Inc.
                and the Ameritech Companies dated July 1, 1995
--------------------------------------------------------------------------------
          *10.2 Agreement  for  the  Provision  of  Billing  and  Collection
                Services between the Bell Atlantic Operating Telephone Companies and Telco Development Group of Delaware, Inc. dated June 10, 1994
--------------------------------------------------------------------------------
          *10.3 Clearinghouse  Billing  and  Collection  Services  Operating
                Contract between Telco Development  Group of Delaware,  Inc.
                and  Bell  South   Communications   dated  January  3,  1994
--------------------------------------------------------------------------------
          *10.4 Agreement for Billing  Services by Tel Labs, Inc. and Esprit
                Telecom dated December 29, 1995
--------------------------------------------------------------------------------
          *10.7 Agreement between Nevada Bell and Telco Development Group of Delaware, Inc. for Billing and Collection Services dated September 3, 1995

Exhibit Number           Exhibit Description                       Page
---------------- ---------------------------------------------------------------
          *10.8 Agreement for  Interstate  Billing and  Collection  Services
                Agreement   between  New  England  Telephone  and  Telegroup
                Company and Telco Development Group of Delaware, Inc. dated July 31, 1995
--------------------------------------------------------------------------------
          *10.9 Agreement for  Interstate  Billing and  Collection  Services
                between New York Telephone Company and Telco Development Group of Delaware, Inc. dated July 31, 1995
--------------------------------------------------------------------------------
        *~10.10 Agreement  for the  Provision  of Billing and  Collection
                Services between Pacific Bell and Telco Development Group of Delaware, Inc. dated July 12, 1996
------------------------------------------------------------ ------------------
        *~10.11 Casual Billing  Services  Agreement  between the Southern
                New England Telephone Company and Telco Development Group of Delaware, Inc. dated February 9, 1996
--------------------------------------------------------------------------------
         *10.12 Agreement  for the  Provision  of Billing  and  Collection
                Services between Southwestern Bell Telephone Company and Telco Development Group of Delaware, Inc. dated December 16, 1994; and Amendment to the Agreement for the Provision of Billing and Collection Services between Southwestern Bell Telephone Company and Telco Development Group of Delaware, Inc. dated December 19, 1994
--------------------------------------------------------------------------------
       **~10.15 Agreement  for the  Provision of Billing and  Collection
                Services for Clearing Agents between US West, Inc. and Telco Development Group of Delaware, Inc. dated April 1, 1995; Amendment dated June 6, 1996
--------------------------------------------------------------------------------
        *~10.16 Standard  Agreement  for the  Provision  of Billing  and
                Collection Services between United Telephone Company of Florida and Telco Development Group of Delaware, Inc. dated October 19, 1994
--------------------------------------------------------------------------------
         *10.17 Service  Agreement  between IXC  Carrier,  Inc.  and Telco
                Communication Group, Inc. dated December 15, 1995
--------------------------------------------------------------------------------
         *10.18 Telco  Communications   Group,  Inc.  Wholesale  Customer
                Agreement for Special International Pricing with Esprit Telecom dated February 21, 1996
--------------------------------------------------------------------------------
         *10.19 Telco Communications Group, Inc. Amended and Restated 1994
                Stock Option Plan
---------------- ---------------------------------------------------------------
         *10.20  Lease   Agreement   between  CPL   Properties  and  Telco
                 Communications   Group,   Inc.   effective   March  1,  1995
                 (Davenport, Iowa Switch Site)
--------------------------------------------------------------------------------
         *10.21  Lease  Agreement   between  Thomas  Kurschner  and  Telco
                 Communications Group, Inc. effective November 2, 1995 (Las Vegas, Nevada Switch Site)
--------------------------------------------------------------------------------
         *10.22  Deed of Lease Agreement between Bricks in the Sticks, Ltd.
                 and Telco Communications Group, Inc. effective March 1, 1995 (Chattanooga, Tennessee Switch Site)
--------------------------------------------------------------------------------
         *10.23 Lease Agreement between The University of Texas System and Telco Communications Group, Inc. effective August 22, 1994 (Austin, Texas Switch Site)
--------------------------------------------------------------------------------
         *10.24  Agreement of Lease between 13th and L Associates and Telco
                 Communications   Group,  Inc.   effective  August  25,  1994
                 (Washington, DC Switch Site)
--------------------------------------------------------------------------------
         *10.25  Deed of Lease Agreement between Bricks in the Sticks, Ltd.
                 and Tel Labs, Inc. effective July 1, 1994 (Corporate Office)
--------------------------------------------------------------------------------
         *10.26  Deed of Lease Agreement between Bricks in the Sticks, Ltd.
                 and Telco Communications Group, Inc. effective March 1, 1995 (Corporate Office)
--------------------------------------------------------------------------------
         *10.29 Equipment Leases between DSC Finance Corporation and Telco Communications Group, Inc. (Master Lease dated January 1, 1994 and Schedules A-P1)
-------------------------------------------------------------------------------
         *10.30 Credit Agreement between Telco Communications Group, Incorporated, Signet Bank and the Banks listed therein, dated as of January 24, 1996
-------------------------------------------------------------------------------
         *10.31  Employment Agreement between Telco  Communications  Group,
                 Inc. and Donald A. Burns dated as of July 10, 1996
--------------------------------------------------------------------------------
         *10.32  Employment Agreement between Telco  Communications  Group,
                 Inc. and Thomas J. Cirrito dated as of April 1, 1996
--------------------------------------------------------------------------------
         *10.33 Employment and Stock Option Agreement between Telco Communications Group, Inc. and Stephen G. Canton dated as of April 4, 1996
--------------------------------------------------------------------------------
         *10.34  Employment Agreement between Telco  Communications  Group,
                 Inc. and Bryan K. Rachlin dated as of July 10, 1996
--------------------------------------------------------------------------------
         *10.35  Employment Agreement between Telco  Communications  Group,
                 Inc. and Nicholas A. Merrick dated as of March 19, 1996
--------------------------------------------------------------------------------
         *10.36  Employment Agreement between Telco  Communications  Group,
                 Inc. and Janet D. Anastasi dated as of May 2, 1996
--------------------------------------------------------------------------------
         *10.37  Employment Agreement between Telco  Communications  Group,
                 Inc. and Natalie Marine-Street dated as of May 3, 1996
--------------------------------------------------------------------------------
         *10.38  Employment Agreement between Telco  Communications  Group,
                 Inc. and Mark J. Stodter dated as of May 2, 1996
--------------------------------------------------------------------------------
         *10.39 Employment Agreement between Telco Communications and Henry G. Luken, III dated as of July 10, 1996
--------------------------------------------------------------------------------
         *10.41 Form of Registration Rights Agreement between Telco Communications Group, Inc. and holders of certain shares of common stock of the Company and certain options to purchase common stock
--------------------------------------------------------------------------------
         *10.42  Billing  and  Collection  Services  Agreement  between GTE
                 Telephone   Operations  and  Telco   Development   Group  of
                 Delaware, Inc. dated March 15, 1995
--------------------------------------------------------------------------------
          10.43 Credit Agreement between Telco Communications Group, Inc. and NationsBank of Texas, N.A. as Administrative Lender and Lenders, dated December 20, 1996
--------------------------------------------------------------------------------
          10.44  Carrier Agreement between AT&T Corp. and  Telco
                 Communications Group, Inc., dated December 23, 1996
--------------------------------------------------------------------------------
         ~10.45 Network Purchase Agreement between Advantis and Telco Network Services, Inc., dated March 11, 1997
--------------------------------------------------------------------------------
          10.46 Lease Agreement between Telco Communications Group, Inc. and Frederic C. Stein, dated May 1, 1996 (Fort Lauderdale, Florida Switch Site)
--------------------------------------------------------------------------------
          10.47 Lease Agreement between Telco Communications Group, Inc. and Hudson Telegraph Associates, dated September 26, 1996 (New York, New York Switch Site)
--------------------------------------------------------------------------------
          11.1   Schedule of Computation of Earnings Per Share
--------------------------------------------------------------------------------
          13.1 Portions of the Telco Communications Group, Inc. Annual Report to Shareholders for the year ended December 31, 1996
--------------------------------------------------------------------------------
          21.1   Subsidiaries of Telco Communications Group, Inc.
--------------------------------------------------------------------------------
          23.1   Independent Auditors' Consent
--------------------------------------------------------------------------------
          27.1   Financial Data Schedule
--------------------------------------------------------------------------------

 * Incorporated by reference from the Company's Registration Statement on Form S-1 (Commission File No. 333-05857)

 ~ Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELCO COMMUNICATIONS GROUP, INC.

                                           /s/Donald A. Burns
                                       By: __________________________
                                           Donald A. Burns
                                           President and Chief Executive Officer
                                           March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                            Date

/s/Henry G. Luken, III
__________________                                   ________
Henry G. Luken, III
Chairman of the Board and Director


/s/Donald A. Burns
_____________________                                ________
Donald A. Burns
Vice Chairman of the Board, President,
Executive Officer and Director (Principal
Chief Executive Officer)


/s/Thomas J. Cirrito
_____________________                                ________
Thomas J. Cirrito
President of Consumer Division and Director


/s/Robert W. Ross
______________________                               ________
Robert W. Ross
Director


/s/Gary L. Nelson
______________________                               ________
Gary L. Nelson
Director


/s/Nicholas A. Merrick
______________________                               ________
Nicholas A. Merrick
Chief Financial Officer and Treasurer
(Principal Financial Officer)


/s/Janet A. Anastasi
______________________                               ________
Janet D. Anastasi
Vice President and Corporate Controller