Form 10-Q
period 1997-03-31
TELCO COMMUNICATIONS GROUP INC
filed 1997-05-14
CIK 1013159

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to _________

                  Commission file number: 0-28668


 ________________________________________________________________

                 TELCO COMMUNICATIONS GROUP, INC.
      (Exact name of registrant as specified in its charter)
 ________________________________________________________________


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

The number of outstanding shares of the registrant's Common Stock, no par value, was 33,075,942 on May 1, 1997.

                      Exhibit Index on Page 17

                TELCO COMMUNICATIONS GROUP, INC.

                            FORM 10-Q

              For the Quarter Ended March 31, 1997

                        Table of Contents



                                                                         Page
PART I -  FINANCIAL INFORMATION                                         Number

  Item 1.    Financial Statements

             Consolidated Balance Sheets as of March 31, 1997               3
                and December 31, 1996

             Consolidated Statements of Income for the three
              months ended March 31, 1997 and 1996                          4

             Consolidated Statement of Shareholders' Equity for the
               three months ended March 31, 1997 and the year               5
               ended December 31, 1996

             Consolidated Statements of Cash Flows for the three
               months ended March 31, 1997 and 1996                         6

             Notes to Consolidated Financial Statements                     7

  Item 2.    Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                           9


PART II -  OTHER INFORMATION                                               13

PART I.           FINANCIAL INFORMATION

    ITEM 1.       Financial Statements

               TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                 December 31,       March 31,
                                                     1996              1997
 ASSETS                                                            (unaudited)

 CURRENT ASSETS
   Cash and cash equivalents                        $ 25,373      $ 27,322
   Accounts receivable, trade (net of
     allowances $7,972 and                            89,114        98,525
     $6,085, respectively)
   Prepaid income taxes                                2,394            --
   Deferred tax asset                                    357            --
   Other                                               8,947         8,219
                                             ------------------------------
     Total current assets                            126,185       134,066
                                            --------------------------------

 PROPERTY, PLANT AND EQUIPMENT
   Leasehold improvements                              2,189         2,304
   Network equipment                                  34,749        36,002
   Office furniture and equipment                      5,474         6,626
   Network facilities under development                7,375         7,929
   Accumulated depreciation                         (10,121)      (12,305)
                                          ------------------------------------
                                                      39,666        40,556
                                          ------------------------------------

 OTHER ASSETS
    Goodwill                                          43,663        43,233
    Other assets                                       1,082         1,074
                                          ------------------------------------
                                                      44,745        44,307
                                          ====================================
     Total assets                                  $  210,596    $ 218,929
                                          ====================================

 LIABILITES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Capital lease obligation, current portion       $    681      $     681
   Excise taxes payable                               3,103          1,946
   Accounts payable                                  21,062         19,904
   Accrued network access and transmission           21,450         21,253
     expense
   Other accrued expenses                            12,670         15,365
   Income taxes payable                                  --            471
   Deferred taxes                                     1,225          1,225
                                                  -------------------------
      Total current liabilities                      60,191         60,845
                                                  -------------------------

 LONG TERM LIABILITIES
   Deferred taxes                                     2,065          2,643
   Capital lease obligations, less current            2,620          2,514
    portion
                                                  -------------------------
      Total long term liabilities                     4,685          5,157
                                                  -------------------------


 COMMITMENTS AND CONTINGENCIES (Note 5)

 SHAREHOLDERS' EQUITY
   Common stock (no par, 150,000,000 shares
     authorized 33,062,662 shares outstanding)      111,309        111,751
   Preferred stock (15,000,000 shares                    --             --
     authorized, unissued)
   Accumulated deficit                              (1,247)         (1,247)
   Unrealized gain (loss) on securities                  10            (84)
     available for sale
   Retained earnings                                 35,648          42,507
                                           --------------------------------
     Total Shareholders' Equity                     145,720         152,927
                                           --------------------------------
     Total Liabilities and Shareholders' Equity   $ 210,596      $  218,929
                                       ====================================

          See accompanying notes to Consolidated Financial Statements.

                 TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)
                       (in thousands, except per share data)


                                             Three months ended March 31,

                                              1996                  1997
                                             ------                ------
Revenues, net                            $   91,928             $  122,853

Cost of services                             54,730                 72,419
                                        --------------          --------------
         Gross margin                        37,198                 50,434
                                        --------------          --------------

Operating expenses:
  Selling, general and administrative        27,863                 37,170
  Depreciation and amortization               1,433                  2,614
                                        --------------          --------------
       Total operating expenses              29,296                 39,784
                                        --------------          --------------

Operating income                              7,902                 10,650
                                        --------------          --------------

Interest expense                              1,066                    163
Other income (expense)                           13                    619
Income taxes                                  3,135                  4,247

Minority interest                               433                     --
                                        --------------          --------------

Net income                                $   3,281               $  6,859
                                        ==============          ==============

Net income per common and
 common equivalent share                  $    0.12               $   0.20
                                        ==============          ==============

Average common and common
 equivalent shares                           28,345                 34,233
                                        ==============          ==============


          See accompanying notes to Consolidated Financial Statements.

                TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             [For the three months ended March 31, 1997 (unaudited)
                      and the year ended December 31, 1996]
                                 (in thousands)


                                          Accumulated Deficit
                                           Remaining Upon                Unrealized
                                           Termination of                Gain (Loss)
                                 Common     S-Corporation   Retained    on Securities
                                  Stock      Election       Earnings  Available for Sale

BALANCE DECEMBER 31, 1995      $   896     $ (1,247)      $  12,771           --


Issuance of common shares       59,912           --              --           --
Loans to option holders           (584)          --              --           --
Purchase of subsidiary          47,725           --              --           --
Proceeds from exercise
  of options                       840           --              --           --
Tax benefit from net
  warrant activity               2,520           --              --
Change in unrealized gain
  on securities available
  for sale                          --           --              --       $   10

Net income                          --           --          22,877           --
                             ---------------------------------------------------
BALANCE DECEMBER 31, 1996       $111,309   $ (1,247)      $  35,648       $   10

Proceeds from exercise of options    442         --              --           --
Change in unrealized gain (loss) on   --         --              --         (94)
    securities available for sale
Net income                            --         --           6,859           --
                             ===================================================
BALANCE MARCH 31, 1997          $111,751   $ (1,247)      $  42,507       $ (84)
                             ===================================================

          See accompanying notes to Consolidated Financial Statements.

                   TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                                    (in thousands)


                                      For the three months ended March 31,

                                                1996               1997
                                               ------             ------
  Cash Flows From (Used For) Operations:
  Net income                               $   3,281            $  6,859

  Adjustments to reconcile net income
   to net cash from (used for)
   operating activities:
     Depreciation and amortization             1,433               2,614
     Minority interest                           433                  --
     Deferred income taxes                       246                 578
  Changes in current assets and
    liabilities:
     Trade accounts receivable              (20,175)             (9,411)
     Prepaid and other assets                  (188)               3,393
     Accounts payable                        (2,577)             (1,158)
     Accrued expenses                          8,188               1,341
     Income taxes payable                      2,394                 471
                                        --------------------------------
         Net cash from (used for)
          operating activities                (6,965)              4,687

                                        --------------------------------

  Cash Flows Used For
    Investing Activities:
  Equipment purchases                        (2,253)             (3,074)
                                        --------------------------------
        Net cash used for
         investing activities                (2,253)             (3,074)
                                        --------------------------------

  Cash Flows From (Used For) Financing
  Activities:
  Proceeds from the line of credit            38,634                  --
  Payments on line of credit                (28,262)                  --
  Payments on capital leases                   (790)               (106)
  Proceeds from exercise of options               --                 442
                                        --------------------------------
  Net cash from financing activities           9,582                 336
                                        --------------------------------

  Increase in cash                               364               1,949

  Cash, beginning of the period                  936              25,373
                                        --------------------------------

  Cash, end of the period                  $   1,300           $  27,322
                                        ================================

          See accompanying notes to Consolidated Financial Statements.

                        TELCO COMMUNICATIONS GROUP, INC.

                   Notes to Consolidated Financial Statements



NOTE 1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Telco Communications Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. All adjustments are of a normal recurring nature. Certain information footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the SEC's rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.     STATEMENT OF CASH FLOWS

Cash payments and non-cash activities for the three months ended March 31, were as follows:
                                                  1996               1997
                                                 ------             ------

Cash payments for income taxes              $    177,330          $   424,017
Cash payments for interest                  $  1,060,692          $    99,422

Non cash investing and
   financing activities:

Capital lease obligations incurred          $   445,068           $       --


NOTE 3.     CHANGE IN ACCOUNTING STANDARD

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for the Company's 1997 fiscal year. The Company's current EPS calculation conforms to the diluted EPS presentation. Basic EPS is not expected to be materially different from diluted EPS since potential common shares in the form of stock options are not materially dilutive.



NOTE 4.     SUBSEQUENT EVENTS

On April 15, 1997, the Company's existing credit facility was amended to increase the maximum amount available for borrowing to $200 million, in conjunction with the Company's acquisition of certain voice network assets (the "New Credit Facility"). Borrowings under the New Credit Facility are subject to various financial covenants and ratios.

On April 15, 1997, the Company purchased the voice networks of Advantis, a data and voice network partnership of International Business Machines Corp. and Sears, Roebuck and Co., for $170 million. The purchase includes service rights to approximately 100,000 network miles of DS-3 fiber optic capacity (under a long-term lease), five Nortel DMS 250 switches and other ancillary network equipment. The Company financed the acquisition with existing cash and approximately $146.0 million in debt borrowed under the Company's New Credit Facility.

NOTE 5.     COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to litigation in the ordinary course of business including employment related litigation. No provision has been reflected in the accompanying financial statements for any litigation. Based upon information presently available, management believes the final deposition of these items will not have an adverse material effect on operations or the financial position of the Company. For additional discussion, see Form 10-Q for the quarter ended March 31, 1997, Part II Other Information, Item 1. Legal Proceedings.

During 1996, the Company entered into employment and consulting agreements with certain members of management. The agreements provide for the employees to receive amounts not less than specified base annual salaries through the terms of the agreements, which have terms of one to five years. Certain of the contracts also include non-competition covenants and options to purchase shares of the Company's common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

Statements in this report concerning future results, performance, achievements, expectations or trends, if any, are forward-looking statements. Actual results, performance, achievements, events or trends could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described below and those identified in the Company's other filings with the Securities and Exchange Commission.

INTRODUCTION

Telco Communications Group, Inc. and its wholly owned subsidiaries (collectively "Telco" or the "Company") is a rapidly growing facilities-based provider of domestic and international long distance telecommunication services to both residential and commercial customers in the United States. The majority of the Company's current revenue is generated by customers accessing the Telco network by dialing a unique five digit Carrier Identification Code ("CIC") before dialing the number they are calling. Using a CIC Code to access the Company's network is known as "dial around" or "casual calling" because customers can use the Company's services at any time without changing their existing presubscribed long distance carrier. The Company markets its residential long distance services through marketing subsidiaries under two brands, each with a unique CIC
Code: Dial & Save (CIC Code 10457) and the Long Distance Wholesale Club ("LDWC") (CIC Code 10297), and prices its services at a discount to the basic "1 plus" rates offered by the three major long distance carriers: AT&T, MCI and Sprint. During December 1996, the Company provided long distance services to approximately 2.3 million customers (switched access lines) in 48 states and the District of Columbia. All dial around operations are conducted through marketing subsidiaries that are referred to collectively as the Consumer Division. Consumer Division revenues were $105.4 million for the three months ended March 31, 1997, and accounted for approximately 85.8% of total revenues.

To increase its volume of call traffic, Telco has been marketing long distance telecommunications products utilizing its daytime network capacity to commercial and carrier customers through its Commercial Sales Division ("CSD"). Because the Company's existing customer base is primarily residential, the majority of calls are handled during off-peak evening and weekend periods. As of March 31, 1997, CSD had opened 28 sales offices and employed approximately 300 sales personnel. For the three months ended March 31, 1997, CSD revenues were $17.0 million, or approximately 13.8% of total revenues.

The Company bills its dial around customers through local exchange carrier ("LEC") billing and collection agreements which enable the Company to place its charges on the monthly local phone bills of its casual calling customers. The Company has agreements with LECs, including all of the regional Bell-operating companies, that cover substantially all of the switched access lines in the United States. The Company believes that these billing arrangements are the most effective mechanism for billing the Company's residential customers, because of the convenience to its customers of receiving one bill for both local and long distance service and the benefits derived from the LECs' extensive collections infrastructure. The Company's billing information systems and services are provided by Tel Labs, Inc. ("Tel Labs"), a telecommunications billing company started in 1991 by Telco's Chairman of the Board and acquired by the Company in August 1996. Tel Labs revenues from third parties were $0.5 million, or 0.4% of total revenues, for the three months ended March 31, 1997.

The Company's switch-based network currently consists of six DSC DEX 600S, 600 and 600E switches located in Washington, D.C.; Fort Lauderdale, Florida; Davenport, Iowa: Chattanooga, Tennessee; Austin, Texas and Las Vegas, Nevada. Additionally, the Company is currently installing a DEX 600E switch in the New York City metropolitan area and has taken receipt of an eighth switch to be installed later in 1997 in a yet undetermined location.

On April 15, 1997, the Company completed its acquisition of the voice network assets of Advantis for $170 million. The Advantis assets include approximately 100,000 network miles of DS-3 fiber optic capacity (under a long term lease), five Nortel DMS 250 switches and other ancillary network equipment in 22 locations (including the five switch locations). The Company has received commitments to lease portions of the network to third party customers under long term agreements. The remaining capacity will either be leased to third parties or be integrated into the Company's existing leased fiber optic capacity. The Company intends to sell the five Nortel DMS 250 switches and all other equipment in the five switch sites.

Future issues affecting the Company's operations for 1997 and beyond are as follows:

Competitive Factors. The Company has observed new entrants and increased competition in the Company's dial around segment. Additionally, although the basic rates available to most residential customers increased during 1996, the Company also has observed an increase in the number of promotional, discounted calling plans available to long distance consumers.

Regulatory Changes. The operations of the Company will continue to be affected by the ongoing events associated with the 1996 Telecommunications Act. Such events include access charge reform which could change existing transmission costs for both the Company and other long distance companies, the entrance of the Regional Bell Operating Companies into the long distance marketplace and the ability of long distance companies like Telco to begin marketing local telephone services.

In conjunction with upcoming local competition, incumbent local phone companies are not likely to provide billing services for customers presubscribed to the competitive local phone companies. This would force the Company to either bill the customer directly, enter into a billing and collection agreement with the new local phone company or seek other alternatives.

Additionally, the Federal Communications Commission has mandated that by January 1, 1998, all telecommunications companies must migrate from their existing five digit CIC codes (10+XXX) to seven digit CIC codes (10+10+XXX). This will require a change in the dialing patterns of the Consumer Division customers in order to utilize the Company's services, and the Company intends to integrate re-education materials into its marketing activities for the remainder of the year.

Availability of Transmission Facilities. The Company has observed a tightening market in the availability of leased fiber optic facilities connecting the Company's switches. The Company leases these facilities under multi-year contracts primarily from three major vendors, and to date, has been able to secure the necessary facilities. Although the Advantis voice network asset acquisition provides the Company with a significant amount of captive fiber optic capacity, the Company will continue to lease additional capacity from third party providers.

Expansion of the Commercial Sales Division. The costs associated with the Company's Commercial Sales Division are expected to reduce the Company's net income at least through 1997. The Company expects that the revenue growth associated with this division will represent a material portion of the overall growth of the Company.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996

Revenues. Revenues increased 34%, or $31.0 million, from $91.9 million, for the three months ended March 31, 1996 to $122.9 million for the three months ended March 31, 1997. The increase in revenue was due to an increase in billed customer minutes in both the Company's Consumer and Commercial Sales Divisions. Revenues for the Consumer Division for the three months ended March 31, 1997 were $105.4 million, an increase of $16.5 million, or 19%, versus $88.9 million for the three months ended March 31, 1996. Consumer Division growth, primarily attributable to dial around revenues, was largely the result of the Consumer Division marketing activities for the three months ended March 31, 1997 combined with the carryover customer base from 1996. During the three months ended March 31, 1997, the Consumer Division introduced a fee-based, 9.5 cent state-to-state dial around product through the LDWC brand targeting heavy-volume residential callers. To date, this new product has produced higher customer retention and usage levels offset by lower initial response rates when compared against the Company's non-fee products.

CSD generated revenues of $17.0 million for the three months ended March 31, 1997, which includes both direct and dealer revenue as well as wholesale carrier revenue. Prior to the formation of CSD in June 1996, the Company generated wholesale carrier revenues which totaled $3.0 million for the three months ended March 31, 1996. The Company generated $9.3 million in CSD revenue during the three months ended December 31, 1996. The revenue for CSD for the three months ended March 31, 1997 represents a 467% and 83% increase versus the three month periods ended March 31, 1996 and December 31, 1996, respectively. This growth is attributable to the significant increase in the number of sales personnel and other marketing efforts of CSD since its formation. Also included in revenues for the three months ended March 31, 1997 was $0.5 million from Tel Labs, which the Company acquired concurrently with the completion of the Company's initial public offering ("IPO") in August 1996.

Overall, billed minutes of use ("MOUs") increased 41% from 653.1 million for the three months ended March 31, 1996 to 922.2 million for the three months ended March 31, 1997. The Company's revenue per MOU was $0.133 for the three months ended March 31, 1997, a decrease from $0.141 for the three months ended March 31, 1996. This decrease is due to an increasing contribution of lower revenue per minute products including carrier products and commercial products such as 800/888 service and dedicated T-1 service. The Company's offsets to revenues decreased during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 both as a percentage of revenue and in the aggregate due to decreased LEC holdbacks and a one time increase in the accrual for the three month period ended March 31, 1996 in conjunction with the acquisition of the remaining 44.4% of LDWC.

Cost of Services. Cost of services increased 32%, or $17.7 million, from $54.7 million for the three months ended March 31, 1996 to $72.4 million for the three months ended March 31, 1997. Approximately $15.4 million of the cost of services increase was due to the recurring costs related to increased MOUs, $2.6 million of the increase was the result of increased facilities lease expense as a result of the Company's expansion of its transmission network, and $0.3 million of the increase was the result of the inclusion of Tel Labs' cost of services, all of which was offset by a $0.6 million reduction in installation expenses. The reduction in the cost of services per MOU from $0.084 for the three months ended March 31, 1996 to $0.078 for the three months ended March 31, 1997 was largely the result of an increased percentage of on-net traffic, other network efficiencies and an increasing percentage of dedicated products that have lower LEC access costs per MOU.

Gross Margin. Gross margin increased 36%, or $13.2 million, from $37.2 million for the three months ended March 31, 1996 to $50.4 million for the three months ended March 31, 1997 due to the reasons discussed above. As a percentage of revenues, gross margin increased from 40.5% for the three months ended March 31, 1996 to 41.1% for the three months ended March 31, 1997.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 33%, or $9.3 million, from $27.9 million for the three months ended March 31, 1996 to $37.2 million for the three months ended March 31, 1997. Approximately $8.9 million of this increase was attributable to the direct expenses of CSD which generated negligible expenses during the three months ended March 31, 1996. The remaining increase of approximately $0.4 million for the three months ended March 31, 1997 consisted of increased general and administrative expense, flat expense growth associated with Consumer Division marketing and customer service expenses and reduced costs associated with LEC billing expenses. As a percentage of revenues, selling, general and administrative expense remained constant at 30.3% for both the three months ended March 31, 1996 and 1997.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.2 million from $1.4 million for the three months ended March 31, 1996 to $2.6 million for the three months ended March 31, 1997. Depreciation expense increases were primarily related to the expansion of the Company's switch network, and goodwill amortization expense increases were associated with the acquisition of the remaining 44.4% of LDWC and the acquisition of Tel Labs.

Interest Expense. Interest expense decreased $0.9 million from $1.1 million for the three months ended March 31, 1996 to $0.2 million in interest expense for the three months ended March 31, 1997. This decrease was due to the proceeds from the Company's August 1996 IPO which were used to repay substantially all of the Company's indebtedness combined with free cash flow generated since that time.

Net income. Net income increased $3.6 million from $3.3 million for the three months ended March 31, 1996 to $6.9 million for the three months ended March 31, 1997.


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

On August 9, 1996 the Company sold 4,681,000 Common Shares (of which 825,000 shares were sold on August 26, 1996 in conjunction with the underwriters' exercise of the over-allotment option) in its IPO. The net proceeds to the Company (after expenses) of approximately $60.0 million were used to repay existing indebtedness, including capital lease obligations and the outstanding balance on the Company's existing credit facility. The remaining proceeds coupled with the Company's cash and borrowing capacity under the credit facility were used to fund working capital and capital expenditures and for general corporate purposes.

Since commencing operations in 1993, the Company has experienced rapid growth requiring substantial investments in working capital, capital expenditures and mail marketing expenses. Additionally, start-up costs associated with the formation of CSD are expected to reduce the Company's consolidated net income at least through 1997.

In December 1996, the Company entered into a credit facility for borrowings up to $100 million, which was later amended in April 1997 to $200 million in connection with the Company's acquisition of certain voice network assets from Advantis (the "New Credit Facility"). Borrowings under the New Credit Facility are subject to various financial covenants and ratios including a Total Leverage Ratio, Interest Coverage Ratio, Current Ratio, Pro Forma Debt Service Ratio and Fixed Charge Ratio. The interest rate on the New Credit Facility is based on the prevailing Total Leverage Ratio and ranges on a Eurodollar (LIBOR) option from a spread of 0.75% to 2.00%, and on a Base (Prime) Rate option from a spread of 0% to 1.00%. No scheduled principal payments on the New Credit Facility are due until June 30, 1998. Borrowings under the New Credit Facility on the April 15, 1997 closing date of the Advantis voice network acquisition totaled approximately $146.0 million which resulted in an initial spread of 1.75% for LIBOR and .075% for Prime. The remaining purchase price and other transaction-related expenses were funded using a portion of the Company's existing cash.

Net cash from operating activities increased $11.7 million from $7.0 million in cash used for operating activities for the three months ended March 31, 1996 to $4.7 million in cash provided by operating activities for the three months ended March 31, 1997. The increase was largely the result of increases in net income and depreciation and amortization expense combined with a smaller increase in working capital accounts. Net cash used for investing activities increased $0.9 million, from $2.3 million for the three months ended March 31, 1996 to $3.1 million for the three months ended March 31, 1997. The increase was the result of increased expenditures on the Company's nationwide transmission network and the deployment of CSD sales offices. Net cash from financing activities decreased $9.3 million from $9.6 million for the three months ended March 31, 1996 to $0.3 million for the three months ended March 31, 1997. This decrease was the result of the Company's increases in net income and reduced investments in working capital partially offset by increases in capital expenditures for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In December 1996,  Telco and LDWC became involved in a civil action,  AT&T Corp.
v. Telco Communications Group, Inc. and Long Distance Wholesale Club, pending in the United States District Court for the District of New Jersey. In this litigation, AT&T claims that certain LDWC advertisements stating that consumers can save up to 50% off AT&T's basic rates are false and misleading under federal and state law. AT&T seeks treble damages, statutory attorneys' fees and costs, and an injunction. The Company denies the allegations in this litigation and is vigorously defending against them, including that all disclosures are contained clearly in LDWC's advertisements and that it is possible for consumers in the United States to place calls that will achieve up to a 50% savings. Further the Company filed a separate complaint against AT&T (which has now been consolidated with this litigation) and also asserted additional counterclaims against AT&T based on AT&T's advertising which the Company believes contains a variety of misleading and deceptive statements. If AT&T prevails, the Company could be found liable for damages and an injunction might be issued against future use of specific LDWC advertisements.

On December 31, 1996, An Apple A Day, Inc. ("Apple") filed suit against the Company in the United States District Court for the Eastern District of Maryland alleging trademark and tradename infringement, unfair competition, false designation of origin, federal trademark dilution, trade dress dilution and violations of Missouri common law. According to the complaint, Apple holds a Dial and Save service mark for telephone order services in the field of electronic equipment and uses that mark in the State of Missouri. Apple alleges that the Company's use of a Dial & Save logo and tradename in connection with its sale to consumers of long distance service infringes Apple's mark. Apple seeks an injunction against the Company's further use of the Dial & Save logo and name, disgorgement of all profits made from use of the Dial & Save logo and name, damages for preparation and distribution of corrective advertising, damages for loss of sales, loss of goodwill and damage to reputation, trebling of damages and payment of attorney's fees and costs. The Company denies the allegations and is vigorously defending against them, including on the grounds, among others, that there is no competitive proximity of the electronic equipment that Apple sells and the long distance service that the Company offers and no likelihood of, or actual, confusion regarding the seller, and therefore the source, of each. If the Company is found to have infringed Apple's mark, and/or to have liability for Apple's other claims, then it may be found liable to Apple in whole, or in part, for damages of the nature sought by Apple and may be enjoined from using a Dial & Save service mark.

In related litigation, on April 15, 1997, the Company filed suit against Apple and two (2) individuals in the United States District Court for the Eastern District of Virginia. The suit includes claims for defamation, and conspiracy to harm the Company's business, in violation of the statutory and common laws of Virginia, and for tortious interference with contractual relationships and with reasonable business expectations, in violation of the common laws of Virginia. The Company seeks an injunction barring the defendants from making or causing others to make further false and defamatory statements about the Company and seeks compensatory and exemplary damages for wrongful diminution of the Company's reputation and goodwill, for tortious interference with the Company's business and for defamation, as well as payment of the Company's litigation costs and expenses. The court has entered a preliminary injunction prohibiting the defendants from directly or indirectly making defamatory statements about the Company. The defendants have not yet filed their respective answers to the Company's complaint in this litigation.

On May 8, 1995, the Company, and its subsidiary, Dial & Save of Nevada, Inc., filed suit against Central Telephone Company-Nevada, d/b/a Sprint/Central Telephone Company-Nevada, a division of the Central Telephone Company ("CTC"), Sprint, Inc., et al, in the District Court of Clark County, Nevada. The suit includes claims for breach of contract, promissory and equitable estoppel, unfair trade practices and breach of the duty of good faith and fair dealing, all in violation of the laws of Nevada. The Company and its subsidiary seek an order for temporary injunctive relief preventing the defendant from denying possession of certain commercial real property in Las Vegas to the Company and its subsidiary and compelling the defendant to execute and honor a commercial real property lease with the Company, as well as compensatory and punitive damages, attorneys fees and costs.

In related litigation, on May 5, 1995, CTC filed suit against the Company in the United States District Court for the District of Nevada. The suit includes claims for negligent and/or malicious omission or concealment of material facts, conversion of personal property and trespass to chattel in violation of the common laws of Nevada, in connection with certain commercial real property and telecommunications facilities owned by the plaintiff in Las Vegas, Nevada. The plaintiff seeks damages and a declaratory judgment specifying the respective rights of the plaintiff and the Company regarding occupancy of the commercial real property and use of the telecommunications facilities in Las Vegas, and requiring the Company to present any complaint against the plaintiff to the FCC prior to bringing any court action. The Company denies the allegations, intends to defend vigorously against them and has filed the suit described above against the plaintiff.

On March 14, 1997, Frontier Corporation and Frontier Communication Services, Inc. filed suit against the Company, and three (3) of the Company's employees, in the United States District Court for the Southern District of Indiana, alleging breach of contract, tortious interference with contractual relations and tortious interference with prospective economic relations. The plaintiffs allege that three (3) of the Company's employees, who formerly were employed by the plaintiffs, left the employ of plaintiffs, joined the Company, and thereafter solicited on behalf of the Company plaintiffs' employees and customers, in breach of written agreements between the plaintiffs and the employees, and in violation of the common laws. The plaintiffs also allege that the Company breached a written agreement between the Company and the plaintiffs in which the Company agreed not to allow solicitation of plaintiffs' employees or customers by the Company's employees who were formerly employed by the plaintiffs. The plaintiffs seek an injunction preventing the Company and the three (3) employees from breaching their respective written agreements with plaintiffs and preventing the Company from aiding or abetting the employees in breach of the employees' written agreements with the plaintiffs; an accounting and disgorgement of all profits made by the Company and the employees arising from the breach of the written agreements with the plaintiffs; a declaratory judgment that the Company and the employees have breached their respective written agreements with the plaintiffs and have tortiously interfered with the plaintiffs' existing contractual and prospective economic relations; damages for breach of contract and interference with plaintiffs' existing contractual and prospective economic relations; and payment of attorneys' fees and costs. The court has entered a preliminary injunction prohibiting one of the employee defendants from performing certain limited acts in violation of her agreement with Frontier, and requiring the other defendants to take certain actions to enable and ensure her compliance. The Company has filed an answer denying the allegations against it, and is vigorously defending the action.


    ITEM 2.       CHANGES IN SECURITIES

                  None.


    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                  None.


    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

                  None.


    ITEM 5.       OTHER INFORMATION

                  None.


    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  A.   Exhibits

                      See Exhibit Index on page 17.

                  B.  Reports on Form 8-K

                      On March 18, 1997, the Company filed a report on Form 8-K announcing that it had entered into an agreement to acquire the voice network assets of Advantis, a partnership formed by International Business Machines Corp. and Sears, Roebuck and Co., for approximately $170 million.

                      On March 24, 1997, the Company filed a report on Form 8-K in connection with certain litigation filed against the Company by Frontier Corporation and Frontier Communications Services, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, State of Virginia, on May 14, 1997.


                    Telco Communications Group, Inc.


                    By: /s/ Donald A. Burns
                        ---------------------------------------------------
                        Donald A. Burns, President & Chief Executive Officer


                    By: /s/ Nicholas A. Merrick
                        ---------------------------------------------------
                        Nicholas A. Merrick, Chief Financial Officer


                    By: /s/ Janet A. Anastasi
                        ---------------------------------------------------
                        Janet D. Anastasi, Vice President & Corporate Controller

                        TELCO COMMUNICATIONS GROUP, INC.

                                  EXHIBIT INDEX


Exhibit
No.               Description

11.1              Computation of Earnings Per Common and Common Equivalent Share

27.1              Financial Data Schedule