Form 10-Q
period 1997-06-30
TELCO COMMUNICATIONS GROUP INC
filed 1997-08-13
CIK 1013159

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _________

                       Commission file number: 0-28668


      ________________________________________________________________

                      TELCO COMMUNICATIONS GROUP, INC.
           (Exact name of registrant as specified in its charter)
      ________________________________________________________________


       Virginia                                          54-1674283
(State or other jurisdiction of             I.R.S. Employer Identification No.)
 incorporation or organization)

4219 Lafayette Center Drive, Chantilly, Virginia         20151-1209
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (703) 631-5600

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of outstanding shares of the registrant' Common Stock, no par value, was 33,130,942 on August 1, 1997.



                               Exhibit Index on Page 17

                  TELCO COMMUNICATIONS GROUP, INC.

                              FORM 10-Q

                 For the Quarter Ended June 30, 1997

                          Table of Contents



                                                                 Page
PART I -  FINANCIAL INFORMATION                                 Number

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
          December 31, 1996 and June 30, 1997                      3

         Consolidated Statements of Income
          for the three months and six months
          ended June 30, 1997 and 1996                             4

         Consolidated Statement of Shareholders'
           Equity for the six months ended
           June 30, 1997 and the year ended                        5
           December 31, 1996

         Consolidated Statements of Cash Flows
           for the six months ended
           June 30, 1997 and 1996                                  6

         Notes to Consolidated Financial Statements                7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    10


PART II -  OTHER INFORMATION


Item 1-6.                                                         16

Signatures                                                        19

PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

                TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                      (in thousands, except share data)


                                                December 31,      June 30,
                                                   1996             1997
       ASSETS

       CURRENT ASSETS
         Cash and cash equivalents               $ 25,373             13,233
         Accounts receivable, trade(net of         89,114            107,640
           allowances of $7,972 and
           $5,807, respectively)
       Prepaid income taxes                         2,394                 --
         Deferred tax asset                           357                898
         Other                                      8,947             10,242
                                            ---------------     ----------------
           Total current assets                   126,185            132,013
                                            ---------------     ----------------

       PROPERTY, PLANT AND EQUIPMENT
         Leasehold improvements                     2,189              2,405
         Network equipment                         34,749            178,924
         Office furniture and equipment             5,474              7,858
         Network facilities under
           development                              7,375             19,097
         Less accumulated depreciation            (10,121)           (15,516)
                                            ---------------     ----------------
                                                   39,666            192,768
                                            ---------------     ----------------

       OTHER ASSETS
          Goodwill                                 43,663             42,803
          Deferred tax asset                           --              2,383
          Other assets                              1,082              3,756
                                            ---------------     ----------------
                                                   44,745             48,942
                                            ===============     ================
           Total assets                       $   210,596         $  373,723

                                            ===============     ================

       LIABILITES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES
         Capital lease obligation,
           current portion                     $      681                681
         Current portion of
           long-term debt                             ---              6,250
         Excise taxes payable                       3,103              3,342
         Accounts payable                          21,062             23,772
         Accrued network access                    21,450             28,211
           and transmission expense
         Other accrued expenses                    12,670             14,235
         Income taxes payable                          --              5,584
         Deferred revenue                              --              3,916
         Deferred taxes payable current             1,225              1,225
                                          ---------------      ---------------
            Total current liabilities              60,191             87,216
                                          ---------------      ---------------

       LONG TERM LIABILITIES
         Long-term debt                               --             112,750
         Capital lease obligations,                2,620               2,371
           less current portion
         Deferred revenue                             --               6,522
         Deferred taxes                            2,065               2,977
                                          ---------------     ----------------
           Total long term liabilities             4,685             124,620
                                          ---------------     ----------------

       COMMITMENTS AND CONTINGENCIES (NOTE 7)

       SHAREHOLDERS' EQUITY
         Common stock (no par, 150,000,000
           shares authorized 32,754,869 and
           33,130,942 shares outstanding)      111,309              111,985

         Preferred stock (15,000,000 shares         --                   --
           authorized, unissued)
         Accumulated deficit                    (1,247)              (1,247)
         Unrealized gain on marketable              10                   61
           securities, net of tax
         Retained earnings                      35,648               51,088
                                         ---------------     ----------------
           Total Shareholders' Equity          145,720              161,887
                                         ---------------     ----------------
           Total Liabilities and
              Shareholders' Equity         $   210,596              373,723
                                         ===============     ================

              See accompanying notes to Consolidated Financial Statements.

         TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited)
               (in thousands, except per share data)


                    Three months ended June 30,     Six months ended June 30,

                           1996        1997            1996            1997
Revenues, net        $  104,078   $ 138,774      $  196,006    $    261,627
Cost of services         60,802      79,649         115,532         152,068

                    -----------   ----------     ------------    -------------
      Gross margin       43,276      59,125          80,474         109,559
                    -----------   ----------     ------------    -------------

Operating expenses:
  Selling, general
  and administrative    31,539       39,396          59,402          76,566

  Depreciation and
  amortization           1,872        3,649           3,305           6,263

                     -----------   -----------     -----------   --------------
  Total operating
     expenses          33,411        43,045          62,707          82,829

                     -----------   -----------     -----------    -------------

Operating income
                        9,865        16,080          17,767          26,730
                     -----------   -----------     -----------    -------------

Interest expense        1,122         2,910           2,188           3,073

Other income              105           548             117           1,168


Income taxes            3,542         5,138           6,676           9,385


Minority interest         120            --             554              --

                     ===========   ===========    ============    ============
Net income          $   5,186      $  8,580        $  8,466        $ 15,440
                     ===========   ===========    ============    ============

Net income per      $    0.18      $   0.25        $   0.30        $   0.45
common and common
equivalent share

Average common and
common equivalent
shares                 28,345        34,550          28,345          34,392


           See accompanying notes to Consolidated Financial Statements.

        TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 For the six months ended June 30, 1997 and the year ended December 31, 1996
                          (unaudited)
                         (in thousands)

                                        Accumulated
                                          Deficit
                                       Remaining Upon               Unrealized
                                       Termination of                Gain on
                             Common     S-Corporation   Retained    Securities
                              Stock       Election      Earnings   Held for Sale
                            ---------  --------------  ----------  -------------

BALANCE DECEMBER 31, 1995     $  896     $ (1,247)      $12,771             --

Issuance of common shares     59,912           --            --             --
Loans to option holders         (584)          --            --             --
Purchase of subsidiary        47,725           --            --             --
Proceeds from exercise
  of options                     840           --            --             --
Tax benefit from net           2,520           --            --             --
  warrant activity
Change in unrealized gain on      --           --            --             10
 securities available for sale

Net income                        --           --        22,877             --
                            --------     ---------    ----------     ----------
BALANCE DECEMBER 31, 1996    111,309       (1,247)       35,648             10

Proceeds from exercise
  of options                     676           --            --             --
Change in unrealized gain
  on securities available         --           --            --             51
  for sale
Net income                        --           --        15,440             --
                           ==========    ==========    =========    ==========

                           $ 111,985     $ (1,247)     $ 51,088         $   61
                           ==========    ==========    =========    ==========




                See accompanying notes to Consolidated Financial Statements.

                         TELCO COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)
                                          (in thousands)


                                               For the six months ended June 30,

                                                  1996                  1997

  Cash Flows From (Used For) Operations:
  Net income                                   $   8,466           $    15,440

  Adjustments to reconcile net income to net
  cash from (used for) operating activities:
     Depreciation and amortization                 3,294                 6,263
     Minority interest                               554                    --
     Loss on disposal of fixed assets                 --                     8
     Deferred income taxes                           604                (2,012)
  Changes in current assets and liabilities:
     Trade accounts receivable                   (26,601)              (18,526)
     Prepaid and other assets                     (2,944)               (1,524)
     Accounts payable                              1,100                 2,710
     Accrued expenses                             10,122                 8,565
     Deferred income                                  --                10,438
     Income taxes payable                            230                 5,584
                                               ------------      --------------
         Net cash from (used for) operating
         activities                               (5,175)               26,946
                                               ------------      --------------

  Cash Flows From (Used For)
    Investing Activities:
  Purchase of equipment                           (2,776)             (187,539)
  Proceeds from sale of equipment                     --                29,026
  Investments, net of cash acquired                 (344)                   --
                                               ------------      --------------
        Net cash used for                         (3,120)             (158,513)
         investing activities                  ------------      --------------

  Cash Flows From (Used For)
    Financing Activities:
  Proceeds from the line of credit                16,374               161,000
  Payments on line of credit                          --               (42,000)
  Payments on capital leases                      (1,516)                 (249)
  Proceeds from exercise of options                   --                   676
                                             ------------      ----------------
       Net cash from financing activities         14,858               119,427
                                             ------------      ----------------

  Increase (decrease) in cash                      6,563               (12,140)
  Cash, beginning of the period                      937                25,373
                                             ------------      ----------------

  Cash, end of the period                      $   7,500            $   13,233
                                             ============      ================

             See accompanying notes to Consolidated Financial Statements.

                       TELCO COMMUNICATIONS GROUP, INC.

                   Notes to Consolidated Financial Statements
                                 (unaudited)



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

The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.     STATEMENT OF CASH FLOWS

Cash payments and non-cash activities for the six months ended June 30, were as follows:
                                                 1996                    1997

Cash payments for income taxes              $  5,919,814           $   5,786,423
Cash payments for interest                  $  2,177,545           $   2,928,601

Non cash investing and financing activities:

   Assets acquired in connection
     with acquisitions                      $ 16,640,421
   Liabilities assumed in connection
      with acquisitions                     $ 15,697,563
   Common stock issued in connection
       with acquisitions                    $        120

Capital lease obligations incurred          $  3,083,516


NOTE 3.     CHANGE IN ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for the Company's 1997 fiscal year. The Company's current EPS calculation conforms to the diluted EPS. Basic EPS is not expected to be materially different from diluted EPS since potential common shares in the form of stock options are not materially dilutive.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of adopting the new standard is not expected to be significant as the Company does not currently have material items of other comprehensive income disclosed outside of the statement of operations. The standard will be adopted for the Company's 1998 fiscal year.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires enterprises to report financial and descriptive information about its reportable operating segments, products and services, countries and major customers, as well as reconciliations of segment financial information to corresponding amounts in the general purpose financial statements. The Company anticipates that its pending transaction with Excel Communications, Inc. may ultimately affect its decisions regarding the nature of reportable operating segments, products and customer classes when the statement is adopted in the 1998 fiscal year (see Note 6).

NOTE 4.     LONG-TERM AND OTHER DEBT

On April 15, 1997, the Company's existing credit facility was amended to increase the maximum amount available for borrowing to $200 million, in conjunction with the Company's acquisition of certain voice network assets (the "New Credit Facility"). Borrowings under the New Credit Facility are subject to various financial convenants and ratios.


NOTE 5.     NETWORK AND PROPERTY ACQUISITIONS

On April 15, 1997, the Company purchased the voice network assets of Advantis, a data and voice network partnership of International Business Machines Corporation and Sears, Roebuck and Co., for $170 million. The purchase includes long-term service rights to approximately 100,000 network miles of DS-3 fiber optic capacity (under a long-term right to use agreement), Nortel DMS 250 switches and other ancillary network equipment in five switch locations and 17 other locations. The Company borrowed $146 million under its New Credit Facility (see Note 4) to finance the transaction. On June 24, 1997, the Company sold for $38 million the Nortel DMS 250 switches and associated equipment acquired in the Advantis transaction located in the five switch sites, including a multi-year lease for a portion of its fiber optic capacity.

On June 10, 1997, the Company acquired real property for $6.4 million. The property will be used for expansion purposes.


NOTE 6.     PROPOSED MERGER

On June 5, 1997, the Company entered into a merger agreement with Excel Communications, Inc. ("Excel"). Under the terms of the agreement, each share of Telco's common stock will be exchanged for $15.00 of cash and 0.7595 shares of common stock in a newly formed holding company, and each share of Excel's common stock will be exchanged for one share of the new holding company. The merger will be accounted for as a purchase of Telco by Excel and is expected to be completed by year-end, subject to the approval by the shareholders of each company, the approval of the Federal Communications Commission and various state authorities and other customary conditions.


NOTE 7.     COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to litigation in the ordinary course of business including employment related litigation. No provision has been reflected in the accompanying financial statements for any litigation. Based upon information presently available, management believes the final deposition of these items will not have an adverse material effect on operations or the financial position of the Company. For additional discussion, see Part II Other Information, Item 1. Legal Proceedings.

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

INTRODUCTION

Telco Communications Group, Inc. and its wholly owned subsidiaries (collectively "Telco" or the "Company") is a rapidly growing facilities-based provider of domestic and international long distance telecommunication services to residential, commercial and wholesale customers in the United States. The majority of the Company's current revenues are generated by customers accessing the Telco network by dialing a unique five digit Carrier Identification Code ("CIC") before dialing the number they are calling. Using a CIC Code to access the Company's network is known as "dial around" or "casual calling" because customers can use the Company's services at any time without changing their existing presubscribed long distance carrier. The Company markets its residential long distance services through marketing subsidiaries under two brands, each with a unique CIC Code: Dial & Save (CIC Code 10457) and the Long Distance Wholesale Club ("LDWC") (CIC Code 10297), and prices its services primarily at a discount to the basic "1 plus" rates offered by the three major long distance carriers: AT&T, MCI and Sprint. During June 1997, the Company provided long distance services to approximately 2.0 million customers (switched access lines) in 48 states and the District of Columbia. All dial around operations are conducted through marketing subsidiaries that are referred to collectively as the Consumer Division. Consumer Division revenues were $99.2 million for the three months ended June 30, 1997, and accounted for approximately 71.5% of total revenues.

To increase its volume of call traffic, Telco has been marketing long distance telecommunications products utilizing its daytime network capacity to commercial and carrier customers through its Commercial Sales Division ("CSD"). Because the Company's existing customer base is primarily residential, the majority of calls are handled during off-peak evening and weekend periods. As of June 30, 1997, CSD had opened 31 sales offices and employed approximately 400 sales personnel. For the three months ended June 30, 1997, CSD revenues, which includes both switched and private line revenues from commercial and wholesale customers, were $38.9 million, or approximately 28.0% of total revenues.

The Company bills its Consumer Division customers through local exchange carrier ("LEC") billing and collection agreements which enable the Company to place its charges on the monthly local phone bills of its casual calling customers. The Company has agreements with LECs, including all of the regional Bell-operating companies, that cover the vast majority of the switched access lines in the United States. The Company believes that these billing arrangements are the most effective mechanism for billing the Company's residential customers, because of the convenience to its customers of receiving one bill for both local and long distance service and the benefits derived from the LECs' extensive collections infrastructure. The Company's billing information systems and services are provided by Tel Labs, Inc. ("Tel Labs"), a telecommunications billing company started in 1991 by Telco's Chairman of the Board and acquired by the Company in August 1996. Tel Labs revenues from third parties were $0.7 million, or 0.5% of total revenues, for the three months ended June 30, 1997.

The Company's switch-based network currently consists of six DSC DEX 600S, 600 and 600E switches located in Washington, D.C.; Fort Lauderdale, Florida; Davenport, Iowa; Chattanooga, Tennessee; Austin, Texas; and Las Vegas, Nevada. Additionally, the Company is currently installing a DEX 600E switch in the New York City metropolitan area and has taken receipt of an eighth switch to be installed later in 1997 in a yet undetermined location.

On April 15, 1997, the Company completed its acquisition of the voice network assets of Advantis for $170 million. The Advantis assets include approximately 100,000 network miles of DS-3 fiber optic capacity (under a long term right to use agreement), Nortel DMS 250 switches and other ancillary network equipment in 22 locations (including five switch site locations). The Company has received commitments to lease portions of the network to third party customers under long term agreements ("private line revenue"). The remaining capacity will either be leased to third parties or be integrated into the Company's existing network consisting of leased fiber optic capacity and owned switches. On June 24, 1997, the Company sold for $38 million, the Nortel DMS 250 switches and associated equipment acquired in the Advantis transaction located in the five switch sites and a multi-year lease for a portion of its fiber optic capacity.

On June 5, 1997, the Company entered into a merger agreement with Excel Communications, Inc. ("Excel"). Under the terms of the agreement, each share of Telco's common stock will be exchanged for $15.00 of cash and 0.7595 shares of common stock in a newly formed holding company, and each share of Excel's common stock will be exchanged for one share of the new holding company. The merger will be accounted for as a purchase of Telco by Excel and is expected to be completed by year-end, subject to the approval by the shareholders of each company, the approval of the Federal Communications Commission and various state authorities and other customary conditions.

Future issues affecting the Company's operations for 1997 and beyond are as follows:

Competitive Factors. The Company has observed new entrants and increased competition in the Company's dial around segment as well as an increase in the number of promotional, discounted calling plans available to all long distance consumers. Additionally, AT&T has recently reduced its basic rates to its residential customers which will likely result in a decline in the Company's per minute revenue from its Consumer Division customer base.

Regulatory Changes. The operations of the Company will continue to be affected by the ongoing events associated with the 1996 Telecommunications Act. Such events include access charge reform which could change existing transmission costs for both the Company and other long distance companies, the entry by the Regional Bell Operating Companies into the long distance marketplace and the ability of long distance companies like Telco to begin marketing local telephone services.

In conjunction with upcoming local competition, incumbent local phone companies are not likely to provide billing services for customers presubscribed to competitive local phone companies. This would force the Company to either bill the customer directly, enter into a billing and collection agreement with new local phone companies or seek other alternatives.

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

Availability of Transmission Facilities. The Company has observed a tightening market in the availability of leased fiber optic facilities connecting the Company's switches. The Company leases these facilities under multi-year contracts primarily from three major vendors, and to date, has been able to secure the necessary facilities. Although the Advantis voice network asset acquisition has provided the Company with a significant amount of captive fiber optic capacity, the Company will continue to lease additional capacity from third party providers.

Expansion of the Commercial Sales Division. The costs associated with the Company's Commercial Sales Division are expected to reduce the Company's net income at least through 1997. The Company expects that the revenue growth associated with this division will represent a material portion of the overall growth of the Company.

Consummation of the Excel Transaction. The Company recently executed a definitive merger agreement with Excel and the transaction is expected to close by year-end. There can be no assurance that this transaction will eventually be completed or that the anticipated benefits of the merger will be realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996

Revenues. Revenues increased 33%, or $34.7 million, from $104.1 million, for the three months ended June 30, 1996 to $138.8 million for the three months ended June 30, 1997. The increase in revenue was due to an increase in per minute and other revenues generated by the Company's Commercial Sales Division offset by a slight decline in the revenues from the Consumer Division. Revenues for the Consumer Division for the three months ended June 30, 1997 were $99.2 million, a decrease of $1.0 million, or 1%, versus $100.2 million for the three months ended June 30, 1996. Consumer Division revenues, primarily attributable to dial around customers, were largely the result of Consumer Division marketing activities for the three months ended June 30, 1997 combined with the carryover customer base from March 31, 1997 and prior periods. The decline in the Consumer Division revenues resulted from LDWC products which generated approximately $2.9 million less in revenue for the three months ended June 30, 1997 than for the three months ended June 30, 1996. In early 1997, the Consumer Division reformulated the base LDWC dial around offering into a fee-based, flat rate per minute product, and the results to date have been less than anticipated.

CSD generated revenues of $38.9 million for the three months ended June 30, 1997, which includes per minute and private line revenue from direct, dealer and wholesale customers. Prior to the formation of CSD in June 1996, the Company generated wholesale carrier revenues which totaled $3.9 million for the three months ended June 30, 1996. The Company generated $17.0 million in CSD revenue during the three months ended March 31, 1997. Revenues for CSD for the three months ended June 30, 1997 represent an 897% and 129% increase versus the three month periods ended June 30, 1996 and March 31, 1997, respectively. This growth is attributable to the significant increase in the number of sales personnel and other marketing efforts of CSD since its formation. This total also includes approximately $8.3 million in private line and other revenue as a result of the Advantis voice network acquisition. Also included in revenues for the three months ended June 30, 1997 was $0.7 million from Tel Labs, which the Company acquired concurrently with the completion of the Company's initial public offering ("IPO") in August 1996.

Overall, billed minutes of use ("MOUs") increased 43% from 703.1 million for the three months ended June 30, 1996 to 1,007.4 million for the three months ended June 30, 1997. The Company's revenue per MOU was $0.129 for the three months ended June 30, 1997 (excluding private line and Tel Labs revenue), a decrease from $0.148 for the three months ended June 30, 1996. This decrease is due to an increasing contribution of lower revenue per minute products including carrier products and commercial products such as 800/888 service and dedicated T-1 service. During the three months ended June 30, 1997 compared to the three months ended June 30, 1996, the Company's offsets to revenues declined as a percentage of revenue due to both increased carrier revenue which has a lower corresponding bad debt accrual percentage, and favorable trends in LEC holdback percentages for the Consumer Division, while the overall aggregate amount of revenue offsets increased due to the increased revenues.

Cost of Services. Cost of services increased 31%, or $18.9 million, from $60.8 million for the three months ended June 30, 1996 to $79.7 million for the three months ended June 30, 1997. Approximately $19.1 million of the cost of services increase was due to the recurring costs related to increased MOUs, $1.2 million of the increase was the result of increased facilities lease expense as a result of the Company's expansion of its transmission network, and $0.3 million of the increase was the result of the inclusion of Tel Labs' cost of services, all of which was offset by a $1.7 million reduction in installation expenses. The reduction in the cost of services per MOU from $0.086 for the three months ended June 30, 1996 to $0.079 for the three months ended June 30, 1997 was largely the result of an increased percentage of on-net traffic, other network efficiencies and an increasing percentage of dedicated products that have lower LEC access costs per MOU.

Gross Margin. Gross margin increased 37%, or $15.8 million, from $43.3 million for the three months ended June 30, 1996 to $59.1 million for the three months ended June 30, 1997 due to the reasons discussed above. As a percentage of revenues, gross margin increased from 41.6% for the three months ended June 30, 1996 to 42.6% for the three months ended June 30, 1997.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 25%, or $7.9 million, from $31.5 million for the three months ended June 30, 1996 to $39.4 million for the three months ended June 30, 1997. Approximately $10.3 million of this increase was attributable to the direct expenses of CSD which generated negligible expenses during the three months ended June 30, 1996. The offsetting decrease of approximately $2.4 million for the three months ended June 30, 1997 consisted of increased general and administrative expense, and reduced costs associated with Consumer Division marketing expenses, LEC billing expenses and customer service costs. As a percentage of revenues, selling, general and administrative expense decreased from 30.3% for the three months ended June 30, 1996 to 28.4% for the three months ended June 30, 1997.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.7 million from $1.9 million for the three months ended June 30, 1996 to $3.6 million for the three months ended June 30, 1997. Depreciation expense increases were primarily related to the expansion of the Company's switch network, and goodwill and other amortization expense increases were associated with the acquisition of the Advantis assets and the acquisition of the remaining 44.4% of LDWC and Tel Labs.

Interest Expense. Interest expense, net of other income, primarily interest income, increased $1.4 million from $1.0 million for the three months ended June 30, 1996 to $2.4 million in interest expense for the three months ended June 30, 1997. This increase was due to the increased leverage resulting from the acquisition of the Advantis assets partially offset by the proceeds from the Company's August 1996 IPO which were used to repay substantially all of the Company's indebtedness combined with free cash flow generated since that time.

Net income. Net income increased $3.4 million from $5.2 million for the three months ended June 30, 1996 to $8.6 million for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1996

Revenues. Revenues increased 33%, or $65.6 million, from $196.0 million, for the six months ended June 30, 1996 to $261.6 million for the six months ended June 30, 1997. The increase in revenue was due to an increase in per minute and other revenues generated by both the Company's Consumer and Commercial Sales Divisions. Revenues for the Consumer Division for the six months ended June 30, 1997 were $204.6 million, an increase of $15.5 million, or 8.2%, versus $189.1 million for the six months ended June 30, 1996. Consumer Division growth, primarily attributable to dial around revenues, was largely the result of Consumer Division marketing activities for the six months ended June 30, 1997 combined with the carryover customer base from December 31, 1996 and prior periods.

CSD generated revenues of $55.9 million for the six months ended June 30, 1997, which includes per minute and private line revenue from direct, dealer and wholesale customers. Prior to the formation of CSD in June 1996, the Company generated wholesale carrier revenues which totaled $6.9 million for the six months ended June 30, 1996. The Company generated $26.3 million in CSD revenues during the six months ended March 31, 1997. The revenue for CSD for the six months ended June 30, 1997 represents a 709% and 112% increase versus the six month periods ended June 30, 1996 and March 31, 1997, respectively. This growth is attributable to the significant increase in the number of sales personnel and other marketing efforts of CSD since its formation. Also included in revenues for the six months ended June 30, 1997 was $1.1 million from Tel Labs, which the Company acquired concurrently with the completion of the Company's IPO in August 1996.

Overall, billed minutes of use ("MOUs") increased 42% from 1,356.2 million for the six months ended June 30, 1996 to 1,929.6 million for the six months ended June 30, 1997. The Company's revenue per MOU was $0.131 for the six months ended June 30, 1997 (excluding private line revenue), a decrease from $0.145 for the six months ended June 30, 1996. This decrease is due to an increasing percentage of lower revenue per minute products including carrier products and commercial products such as 800/888 service and dedicated T-1 service. During the six months ended June 30, 1997 compared to the six months ended June 30, 1996, the Company's offsets to revenues declined both in the aggregate and as a percentage of revenue due to both increased carrier revenue which has a lower corresponding bad debt accrual percentage, and favorable trends in LEC holdback percentages for the Consumer Division.

Cost of Services. Cost of services increased 32%, or $36.6 million, from $115.5 million for the six months ended June 30, 1996 to $152.1 million for the six months ended June 30, 1997. Approximately $34.5 million of the cost of services increase was due to the recurring costs related to increased MOUs, $3.8 million of the increase was the result of increased facilities lease expense as a result of the Company's expansion of its transmission network, and $0.6 million of the increase was the result of the inclusion of Tel Labs' cost of services, all of which was offset by a $2.3 million reduction in installation expenses. The reduction in the cost of services per MOU from $0.085 for the six months ended June 30, 1996 to $0.079 for the six months ended June 30, 1997 was largely the result of an increased percentage of on-net traffic, other network efficiencies and an increasing percentage of dedicated products that have lower LEC access costs per MOU.

Gross Margin. Gross margin increased 36%, or $29.1 million, from $80.5 million for the six months ended June 30, 1997 to $109.6 million for the six months ended June 30, 1997 due to the reasons discussed above. As a percentage of revenues, gross margin increased from 41.1% for the six months ended June 30, 1996 to 41.9% for the six months ended June 30, 1997.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 29%, or $17.2 million, from $59.4 million for the six months ended June 30, 1996 to $76.6 million for the six months ended June 30, 1997. Approximately $19.2 million of this increase was attributable to the direct expenses of CSD which generated negligible expenses during the six months ended June 30, 1996. The offsetting decrease of approximately $2.0 million for the six months ended June 30, 1997 consisted of increased general and administrative expense, and reduced costs associated with Consumer Division marketing expenses, LEC billing expenses and customer service costs. As a percentage of revenues, selling, general and administrative expense decreased from 30.3% for the six months ended June 30, 1996 to 29.3% for the six months ended June 30, 1997.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.0 million from $3.3 million for the six months ended June 30, 1996 to $6.3 million for the six months ended June 30, 1997. Depreciation expense increases were primarily related to the expansion of the Company's switch network, and goodwill and other amortization expense increases were associated with the acquisition of the Advantis assets and the acquisition of the remaining 44.4% of LDWC and Tel Labs.

Interest Expense. Interest expense, net of other income, primarily interest income, decreased $0.1 million from $2.0 million for the six months ended June 30, 1996 to $1.9 million in interest expense for the six months ended June 30, 1997. This slight decrease was due to the use of proceeds from the Company's August 1996 IPO which were used to repay substantially all of the Company's indebtedness combined with free cash flow generated since that time, offset by the increased leverage resulting from the April 1997 acquisition of the Advantis assets.

Net income. Net income increased $6.9 million from $8.5 million for the six months ended June 30, 1996 to $15.4 million for the six months ended June 30, 1997.

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

In December 1996, the Company entered into a credit facility for borrowings up to $100 million, which was later amended in April 1997 to $200 million in connection with the Company's acquisition of certain voice network assets from Advantis ("the New Credit Facility"). Borrowings under the New Credit Facility are subject to various financial covenants and ratios including a Total Leverage Ratio, Interest Coverage Ratio, Current Ratio, Pro Forma Debt Service Ratio and Fixed Charge Ratio. The interest rate on the New Credit Facility is based on the prevailing Total Leverage Ratio and ranges on a Eurodollar (LIBOR) option from a spread of 0.75% to 2.00%, and on a Base (Prime) Rate option from a spread of 0% to 1.00%. No scheduled principal payments on the New Credit Facility are due until June 30, 1998 and the New Credit Facility expires on March 31, 2002.

Borrowings under the New Credit Facility on the April 15, 1997 closing date of the Advantis voice network acquisition totaled approximately $146 million which resulted in an initial spread of 1.75% for LIBOR and 0.75% for Prime. The remaining purchase price and other transaction-related expenses were funded using a portion of the Company's existing cash. On June 24, 1997, the Company sold the Nortel switches and associated equipment acquired in the Advantis transaction located in the five switch sites for $38 million. Also included in the sale was a multi-year lease for certain portions of the Company's fiber optic capacity. The proceeds from the sale were used to reduce existing indebtedness.

Net cash from operating activities increased $32.1 million from $5.2 million in cash used for operating activities for the six months ended June 30, 1996 to $26.9 million in cash provided by operating activities for the six months ended June 30, 1997. The increase was largely the result of increases in net income and depreciation and amortization expense combined with a smaller increase in working capital accounts primarily attributable to an increase in deferred income. Net cash used for investing activities increased $155.4 million, from $3.1 million for the six months ended June 30, 1997 to $158.5 million for the six months ended June 30, 1997. Net cash from financing activities increased $104.5 million from $14.9 million for the six months ended June 30, 1996 to $119.4 million for the six months ended June 30, 1997. Both increases were primarily the result of the acquisition and related funding of the line of credit to finance the purchase of the Advantis assets partially offset by the cash proceeds generated by the sale of the equipment in the five Advantis switch sites.

Management believes that cash flow from operations and existing facilities will provide sufficient liquidity to enable it to meet its currently forseeable working capital and capital expenditure requirements.

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

On December 31, 1996, An Apple A Day, Inc. ("Apple") filed suit against the Company in the United States District Court for the Eastern District of Missouri alleging trademark and tradename infringement, unfair competition, false designation of origin, federal trademark dilution, trade dress dilution and violations of Missouri common law. According to the complaint, Apple holds a Dial and Save service mark for telephone order services in the field of electronic equipment and uses that mark in the State of Missouri. Apple alleges that the Company's use of a Dial & Save logo and tradename in connection with its sale to consumers of long distance service infringes Apple's mark. Apple seeks an injunction against the Company's further use of the Dial & Save logo and name, disgorgement of all profits made from use of the Dial & Save logo and name, damages for preparation and distribution of corrective advertising, damages for loss of sales, loss of goodwill and damage to reputation, trebling of damages and payment of attorney's fees and costs. The Company denies the allegations and is vigorously defending against them, including on the grounds, among others, that there is no competitive proximity of the electronic equipment that Apple sells and the long distance service that the Company offers and no likelihood of, or actual, confusion regarding the seller, and therefore the source, of each. If the Company is found to have infringed Apple's mark, and/or to have liability for Apple's other claims, then it may be found liable to Apple in whole, or in part, for damages of the nature sought by Apple and may be enjoined from using a Dial & Save service mark.

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

              None.


ITEM 5.       OTHER INFORMATION

              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          See Exhibit Index on page 20.

     B.   Reports on Form 8-K

     Form 8-K dated April 15, 1997 announcing the Company's completion of the transaction to acquire the voice network assets of Advantis ("Advantis"), a partnership formed by International Business Machines Corp. and Sears, Roebuck and Co., for approximately $170 million.

     Form 8-K dated June 5, 1997, announcing that the Company had entered into an Agreement and Plan of Merger dated as of June 5, 1997 pursuant to which the Company and EXCEL Communications, Inc. ("EXCEL") would merge into separate newly formed wholly owned subsidiaries of New RES, Inc., itself a newly formed corporation wholly owned by EXCEL, with each of the Company and EXCEL as the surviving corporations.

     Form 8-K dated June 24, 1997, announcing the Company's sale to Intermedia Communications, Inc. of certain switch assets and associated equipment acquired by the Company in connection with the purchase of the Advantis voice network assets in April of 1997.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, State of Virginia, on August 13, 1997.

                  Telco Communications Group, Inc.


                  By: /s/ Donald A. Burns
                      ------------------------------------------------------
                      Donald A. Burns, President & Chief Executive Officer


                  By: /s/ Nicholas A. Merrick
                      ------------------------------------------------------
                      Nicholas A. Merrick, Chief Financial Officer


                  By: /s/ Janet D. Anastasi
                      ------------------------------------------------------
                      Janet D. Anastasi, Chief Accounting Officer

                        TELCO COMMUNICATIONS GROUP, INC.

                                  EXHIBIT INDEX

Exhibit
No.                  Description
--------             --------------------------------------------

11.1                 Computation of Earnings Per Common and
                     Common Equivalent Share

27.1                 Financial Data Schedule