Form 10-K/A
period 1996-12-31
TELCO COMMUNICATIONS GROUP INC
filed 1997-09-11
CIK 1013159

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K/A

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

                                   Form 10-K/A

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

Exhibit Number           Exhibit Description                       Page
----------------
---------------------------------------------------------------
          *10.8 Agreement for  Interstate  Billing and  Collection  Services
                Agreement   between  New  England  Telephone  and  Telegroup
                Company and Telco Development Group of Delaware, Inc. dated July 31, 1995
--------------------------------------------------------------------------------
          *10.9 Agreement for  Interstate  Billing and  Collection  Services
                between New York Telephone Company and Telco Development Group of Delaware, Inc. dated July 31, 1995
--------------------------------------------------------------------------------
        *~10.10 Agreement  for the  Provision  of Billing and  Collection
                Services between Pacific Bell and Telco Development Group of Delaware, Inc. dated July 12, 1996
------------------------------------------------------------
------------------
        *~10.11 Casual Billing  Services  Agreement  between the Southern
                New England Telephone Company and Telco Development Group of Delaware, Inc. dated February 9, 1996
--------------------------------------------------------------------------------
         *10.12 Agreement  for the  Provision  of Billing  and  Collection
                Services between Southwestern Bell Telephone Company and Telco Development Group of Delaware, Inc. dated December 16, 1994; and Amendment to the Agreement for the Provision of Billing and Collection Services between Southwestern Bell Telephone Company and Telco Development Group of Delaware, Inc. dated December 19, 1994
--------------------------------------------------------------------------------
       **~10.15 Agreement  for the  Provision of Billing and  Collection
                Services for Clearing Agents between US West, Inc. and Telco Development Group of Delaware, Inc. dated April 1, 1995; Amendment dated June 6, 1996
--------------------------------------------------------------------------------
        *~10.16 Standard  Agreement  for the  Provision  of Billing  and
                Collection Services between United Telephone Company of Florida and Telco Development Group of Delaware, Inc. dated October 19, 1994
--------------------------------------------------------------------------------
         *10.17 Service  Agreement  between IXC  Carrier,  Inc.  and Telco
                Communication Group, Inc. dated December 15, 1995
--------------------------------------------------------------------------------
         *10.18 Telco  Communications   Group,  Inc.  Wholesale  Customer
                Agreement for Special International Pricing with Esprit Telecom dated February 21, 1996
--------------------------------------------------------------------------------
         *10.19 Telco Communications Group, Inc. Amended and Restated 1994
                Stock Option Plan
----------------
---------------------------------------------------------------
         *10.20  Lease   Agreement   between  CPL   Properties  and  Telco
                 Communications   Group,   Inc.   effective   March  1,  1995
                 (Davenport, Iowa Switch Site)
--------------------------------------------------------------------------------
         *10.21  Lease  Agreement   between  Thomas  Kurschner  and  Telco
                 Communications  Group, Inc.  effective November 2, 1995 (Las
                 Vegas, Nevada Switch Site)
--------------------------------------------------------------------------------
         *10.22  Deed of Lease Agreement between Bricks in the Sticks, Ltd.
                 and Telco Communications Group, Inc. effective March 1, 1995
                 (Chattanooga, Tennessee Switch Site)
--------------------------------------------------------------------------------
         *10.23  Lease Agreement between The University of Texas System and
                 Telco  Communications  Group, Inc. effective August 22, 1994
                 (Austin, Texas Switch Site)
--------------------------------------------------------------------------------
         *10.24  Agreement of Lease between 13th and L Associates and Telco
                 Communications   Group,  Inc.   effective  August  25,  1994
                 (Washington, DC Switch Site)
--------------------------------------------------------------------------------
         *10.25  Deed of Lease Agreement between Bricks in the Sticks, Ltd.
                 and Tel Labs, Inc. effective July 1, 1994 (Corporate Office)
--------------------------------------------------------------------------------
         *10.26  Deed of Lease Agreement between Bricks in the Sticks, Ltd.
                 and Telco Communications Group, Inc. effective March 1, 1995
                 (Corporate Office)
--------------------------------------------------------------------------------
         *10.29  Equipment Leases between DSC Finance Corporation and Telco
                 Communications  Group,  Inc.  (Master Lease dated January 1,
                 1994 and Schedules A-P1)
-------------------------------------------------------------------------------
         *10.30  Credit  Agreement  between  Telco  Communications  Group,
                 Incorporated,  Signet  Bank and the  Banks  listed  therein, dated as of January 24, 1996
-------------------------------------------------------------------------------
         *10.31  Employment Agreement between Telco  Communications  Group,
                 Inc. and Donald A. Burns dated as of July 10, 1996
--------------------------------------------------------------------------------
         *10.32  Employment Agreement between Telco  Communications  Group,
                 Inc. and Thomas J. Cirrito dated as of April 1, 1996
--------------------------------------------------------------------------------
         *10.33  Employment  and  Stock  Option  Agreement  between  Telco
                 Communications Group, Inc. and Stephen G. Canton dated as of
                 April 4, 1996
--------------------------------------------------------------------------------
         *10.34  Employment Agreement between Telco  Communications  Group,
                 Inc. and Bryan K. Rachlin dated as of July 10, 1996
--------------------------------------------------------------------------------
         *10.35  Employment Agreement between Telco  Communications  Group,
                 Inc. and Nicholas A. Merrick dated as of March 19, 1996
--------------------------------------------------------------------------------
         *10.36  Employment Agreement between Telco  Communications  Group,
                 Inc. and Janet D. Anastasi dated as of May 2, 1996
--------------------------------------------------------------------------------
         *10.37  Employment Agreement between Telco  Communications  Group,
                 Inc. and Natalie Marine-Street dated as of May 3, 1996
--------------------------------------------------------------------------------
         *10.38  Employment Agreement between Telco  Communications  Group,
                 Inc. and Mark J. Stodter dated as of May 2, 1996
--------------------------------------------------------------------------------
         *10.39  Employment  Agreement  between  Telco  Communications  and
                 Henry G. Luken, III dated as of July 10, 1996
--------------------------------------------------------------------------------
         *10.41  Form  of  Registration  Rights  Agreement  between  Telco
                 Communications  Group, Inc. and holders of certain shares of common stock of the Company and certain  options to purchase common stock
--------------------------------------------------------------------------------
         *10.42  Billing  and  Collection  Services  Agreement  between GTE
                 Telephone   Operations  and  Telco   Development   Group  of
                 Delaware, Inc. dated March 15, 1995
--------------------------------------------------------------------------------
         +10.43  Credit Agreement  between Telco  Communications  Group, Inc.
                 and NationsBank of Texas, N.A. as Administrative  Lender and
                 Lenders, dated December 20, 1996
--------------------------------------------------------------------------------
         +10.44  Carrier Agreement between AT&T Corp. and  Telco
                 Communications Group, Inc., dated December 23, 1996
--------------------------------------------------------------------------------
        +~10.45  Network  Purchase  Agreement  between  Advantis  and Telco
                 Network Services, Inc., dated March 11, 1997
--------------------------------------------------------------------------------
         +10.46  Lease Agreement  between Telco  Communications  Group,  Inc.
                 and Frederic C. Stein,  dated May 1, 1996 (Fort  Lauderdale,
                 Florida Switch Site)
--------------------------------------------------------------------------------
         +10.47  Lease Agreement  between Telco  Communications  Group,  Inc.
                 and Hudson  Telegraph  Associates,  dated September 26, 1996
                 (New York, New York Switch Site)
--------------------------------------------------------------------------------
         +11.1   Schedule of Computation of Earnings Per Share
--------------------------------------------------------------------------------
          13.1   Portions  of the Telco  Communications  Group,  Inc.  Annual
                 Report to Shareholders for the year ended December 31, 1996
--------------------------------------------------------------------------------
         +21.1   Subsidiaries of Telco Communications Group, Inc.
--------------------------------------------------------------------------------
       23.1   Independent Auditors' Consent
--------------------------------------------------------------------------------
         +27.1   Financial Data Schedule
--------------------------------------------------------------------------------

 * Incorporated by reference from the Company's Registration Statement on
      Form S-1 (Commission File No. 333-05857)

 ~ Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.

  + Incorporated by reference to the Company's Form 10-K Annual Report for the reporting period ending December 31, 1996 (Commission File
      No. 333-05857) filed March 31, 1997.

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

Date: September 11, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                            Date

/s/Henry G. Luken, III
______________________                               ________
Henry G. Luken, III
Chairman of the Board and Director


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